Form 10-K405
period 2000-07-01
DH APPAREL CO INC
filed 2000-09-29
CIK 1101395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2000

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-15585

                         DUCK HEAD APPAREL COMPANY, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Georgia                                         58-2510086
-------------------------                 ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

1020 Barrow Industrial Pkwy,
Winder, Georgia                                                30680
----------------------------------------                    -----------
(Address of Principal Executive Offices)                     (Zip Code)

                                  770-867-3111
                      ---------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Title of Each Class                                     on Which Registered
-------------------                                     ----------------------

Common Stock, par value $0.01                           American Stock Exchange
Common Stock Purchase Rights                            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K [ ].

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 20, 2000 was:

         Common Stock, $.01 par value  - $1,517,032

The number of shares outstanding of each of the registrant's classes of common stock, as of September 20, 2000 was:

         Common Stock, par value $.01 -  2,407,213

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended July 1, 2000 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 8, 2000 are incorporated by reference into Part III.

Item 1.  BUSINESS
-----------------

         The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that Duck Head expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

         The forward-looking statements in this document are based on Duck Head's expectations and are necessarily dependent upon assumptions, estimates and data that Duck Head believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading "Risk Factors" below and are beyond Duck Head's control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

         Duck Head does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

SUMMARY OF DUCK HEAD AND ITS BUSINESS

         Duck Head Apparel Company, Inc. ("Duck Head" or the "Company") is a Georgia corporation with its principal executive offices located at 1020 Barrow Industrial Parkway, Winder, Georgia 30680 (telephone number: 770-867-3111). Duck Head designs, sources, produces, markets and distributes boys' and men's value-oriented casual sportswear predominantly under the 134-year-old nationally recognized "Duck Head(R)" (Reg. Trademark) label. Duck Head's collections are centered around its core khaki trouser. Duck Head sells its apparel primarily in the Southeastern and Southwestern United States to national and regional department store chains and large specialty apparel retailers. In addition, Duck Head operates 26 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products. Duck Head also licenses the use of the "Duck Head" trademark for the manufacture and sale of certain apparel items and accessories. Duck Head has operations in 9 states and Costa Rica, and at July 1, 2000 had approximately 550 employees.

DUCK HEAD DISTRIBUTION AND RELATED TRANSACTIONS

         Duck Head was incorporated on December 10, 1999 as an indirect  wholly-
owned  subsidiary  of  Delta  Woodside  Industries,  Inc.   (NYSE: DLW)  ("Delta
Woodside").

         Pursuant to a distribution agreement (the "Distribution Agreement") among Delta Woodside, Duck Head and Delta Apparel, Inc., a Georgia corporation ("Delta Apparel"), the following transactions, among others, were completed in May 2000 (the "Intercompany Reorganization"):

     (a) Delta Woodside and its subsidiaries (other than Delta Mills) contributed, as contributions to capital, all net debt amounts owed to any of them by the corporations that had been conducting the Duck Head Apparel Company division's business, with certain exceptions. These intercompany contributions of debt did not, however, affect any obligation that Delta Woodside, Duck Head or Delta Apparel may have under the Distribution Agreement or the tax sharing agreement (the "Tax Sharing Agreement") among Delta Woodside, Duck Head and Delta Apparel. Prior to completion of the Intercompany Reorganization, the Duck Head Apparel Company division's assets were owned by Delta Woodside and several of its wholly-owned subsidiaries.

     (b) All the assets used in the operations of the Duck Head Apparel Company division's business were transferred to Duck Head or a subsidiary of Duck Head to the extent not already owned by Duck Head or its subsidiaries.

     (c) Duck Head assumed all of the liabilities of the Duck Head Apparel Company division of Delta Woodside, and caused all holders of indebtedness for borrowed money that were part of the assumed Duck Head liabilities and all lessors of leases that were part of the assumed Duck Head liabilities to agree to look only to Duck Head or a subsidiary of Duck Head for payment of that indebtedness or lease (except where Delta Woodside or Delta Apparel, as applicable, consented to not being released from the obligations).

         On June 30, 2000, Delta Woodside completed the pro rata distribution (the "Duck Head Distribution") of all the outstanding shares of Duck Head and the pro rata distribution (the "Delta Apparel Distribution") of all the outstanding shares of Delta Apparel to the holders of record of Delta Woodside shares on June 19, 2000. In the Duck Head Distribution, Delta Woodside distributed one share of Duck Head common stock to each of those holders for every ten shares of Delta Woodside common stock owned of record by that holder. As a result of the Duck Head Distribution, Duck Head became on June 30, 2000 a separate public reporting company, the common stock of which trades on the American Stock Exchange under the symbol "DHA".

BUSINESS

         The following information under this subheading, "Business", describes Duck Head as if the Intercompany Reorganization, the Duck Head Distribution and related transactions had been consummated at the beginning of the periods described. All references in this document to Duck Head refer to Duck Head Apparel Company, Inc., together with its subsidiaries.

         Duck Head designs, sources, produces, markets and distributes boys' and men's casual sportswear predominantly under the 134-year-old nationally recognized "Duck Head(R)" (Reg. Trademark) label. Duck Head's collections are centered around its core khaki trouser. Duck Head sells its apparel primarily in the Southeastern and Southwestern United States to national and regional department store chains and large specialty apparel retailers. In addition, Duck Head operates 26 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products. Duck Head also licenses the use of the "Duck Head" trademark for the manufacture and sale of certain apparel items and accessories. Duck Head has operations in 9 states and Costa Rica, and at July 1, 2000 had approximately 550 employees.

         Products, Marketing and Manufacturing
         -------------------------------------

         Duck Head produces collections of men's and boys' casual apparel sold under the "Duck Head(R)" (Reg. Trademark) label, primarily pants, shorts and shirts. The main products sold by Duck Head are shorts and pants and long and short sleeve, knitted and woven, shirts. In addition, Duck Head sells a relatively small amount of men's and boys' woven uniforms, sportswear and casual wear under the private labels of its customers.

         The "Duck Head(R)" (Reg. Trademark) label has been associated with apparel since 1865 and has been historically distributed in the Southeastern United States. To market its products more effectively, Duck Head has expanded its marketing efforts in department stores through the use of in-store shops. In-store shops enable the business to maintain prime retail floor space year-round. Duck Head believes that these in-store shops enhance brand-name recognition, permit more complete merchandising of Duck Head's lines and differentiate the presentation of its products from those of other producers. The "shop" display format of the Duck Head line utilizes dedicated retail floor space in the sportswear department that is positioned with other national brands. Duck Head opened its first in-store Duck Head shop in April 1997 and now has in place approximately 420 men's, 180 boys' and 150 big and tall shops in major department stores. Currently, approximately one-third of the stores in which Duck Head products are sold have Duck Head in-store shops.

         Duck Head has entered into gross margin support agreements with several of its major customers. Under these agreements, the retailer is entitled to reduce the amount payable to Duck Head for any retail gross margin shortfall below the target gross margin. In connection with these agreements, Duck Head and the customer agree upon a markdown schedule that is largely determined by the number of days the product remains on the floor.

         Duck Head licenses the use of the "Duck Head(R)" (Reg. Trademark) label to third party licensees for the manufacture and sale of products that Duck Head does not sell, including children's wear (boys ages 0 to 7 years and girls ages 0 to 14 years), footwear, luggage, hosiery and accessories. These arrangements require that the licensee pay Duck Head a royalty fee for the use of the Duck Head trademark.

         "Duck Head" labeled products are primarily marketed by an employed sales staff to regional and national retailers. Duck Head also uses independent sales representatives, primarily with respect to sales to specialty stores. Duck Head's marketing office is based in Winder, Georgia, with sales personnel located throughout the country. Duck Head has a sales office in New York City.

         During fiscal 2000, 1999 and 1998, approximately 29%, 24% and 21%, respectively, of Duck Head's sales were to J. C. Penney, Inc. No other customer accounted for 10% or more of Duck Head's sales during any of those periods. Sales to five customers accounted for approximately 48% of Duck Head's net sales in fiscal 2000, 46% in fiscal year 1999 and 45% in fiscal year 1998.

         Duck Head operates a distribution facility and a small manufacturing repair unit in Winder, Georgia and a leased sewing and finishing plant in Costa Rica. At 2000, 1999 and 1998 fiscal year ends, Duck Head's long-lived assets in Costa Rica comprised 5.1%, 4.3% and 6.3%, respectively, of Duck Head's total net property, plant and equipment.

         "Duck Head" product mix includes core basic apparel items, key items, and fashion items, which in fiscal 2000 accounted for approximately 46%, 31% and 23% of "Duck Head" label sales, respectively. Core basic apparel items, key items and fashion items accounted for approximately 44%, 7% and 49%, respectively, of "Duck Head" label sales in fiscal 1999 and approximately 45%, 7% and 48%, respectively, of "Duck Head" label sales in fiscal 1998. Core items are available year round and are generally required to be inventoried to permit replenishment shipments to retail customers based on retail sales patterns. Key items generally have a shipping season of approximately six months and during their six month selling season are generally inventoried to permit replenishment shipments to retail customers. "Duck Head" fashion items are generally inventoried to match projected orders. Customer private label apparel items are generally made only to order.

         Duck Head has begun implementation of a vendor managed inventory system with its largest customer and with some of its other customers. Under the vendor managed inventory system, Duck Head establishes model stock levels that it wishes to maintain at each individual store of the customer. Weekly sales transactions are electronically sent by the customer to Duck Head. Duck Head's system then determines the amount of inventory that should be replenished to each store of the customer and generates pre-authorized orders to replenish the stock based on the previous week's sales and any adjustment to the model stock levels that Duck Head determines are appropriate. Prior to the implementation of the vendor-managed inventory system, the retailer determined when and if a replenishment order was required. This process led to delays and stock-outs which resulted in lost sales.

         Duck Head's products are manufactured primarily from 100% cotton.

         Duck Head purchases the fabrics used in its products from several producers, the loss of any of which would not be expected to have a material adverse effect on Duck Head. Approximately 30% of its garments are sewn in Duck Head's own facilities. Duck Head acquires the remainder of its finished products from third party contractors throughout the world that operate in accordance with Duck Head's design, specification and production schedules. This outside production takes the form of cutting and sewing with fabric and patterns supplied by Duck Head, or providing finished garments made to Duck Head specifications. Duck Head is in the process of developing a cost-effective full-package sourcing operation to procure more of its product from a variety of suppliers around the world. Under a full-package sourcing operation, the supplier furnishes a finished garment with the purchase commitment normally secured under a letter of credit arrangement in favor of the supplier. The supplier owns the inventory until it is delivered to the designated shipping point. Previously, most of Duck Head's product was made either through its own manufacturing facilities or through third party sewing contractors. Under this approach, Duck Head acquired rolls of fabric from outside vendors, cut the fabric in its own facilities and then sewed the garments in its own manufacturing facilities in the United States or Costa Rica or had the garments sewn in third party contractor facilities mostly in Mexico or the Caribbean basin. This sourcing method required Duck Head to procure the raw materials and to own the work-in-process inventories, which resulted in inventory ownership covering the six to ten weeks of the production process. Duck Head maintains a staff of quality specialists who consistently monitor work in process at outside companies. Duck Head has long-term relationships with a number of international contractors for these services. Duck Head believes that there is ample capacity among outside contractors worldwide to meet its future production requirements.

         Duck Head's distribution facility has the capacity, with a relatively small amount ofcapital expenditures, to handle at least two times the current sales volume. All products are warehoused in Duck Head's facilities and shipped to customers using common carriers.

         Duck Head has an extensive quality control effort. During the past few years, Duck Head has worked with its vendors to implement its quality standards in all of its vendors' facilities.

         Duck Head acquires a substantial quantity of its knit and a small quantity of woven shirts from an unrelated third party contractor with facilities in various countries and a sales office in Duck Head's building in Winder, Georgia. Duck Head purchases goods from this contractor based on favorable prices and delivery experience. Duck Head does not have a long-term product supply contract with this company. Duck Head believes that there is ample production capacity available through other outside vendors, that would enable it to replace this third party contractor with similar production at prices that are competitive and that the loss of this producer would not have a material adverse effect. Duck Head recently entered into a four-year licensing contract with this third party (with an option by the licensee to renew for an additional three years) whereby the third party will manufacture and sell children's wear (boys ages 0 to 7 years and girls ages 0 to 14 years) under the "Duck Head"(R) label.

         Duck Head recently began contract distribution for this third party which should increase the current volume in Duck Head's distribution facility by approximately 30%. Duck Head has also entered into a joint undertaking with this contractor to supply private label merchandise to a national discount retailer. Duck Head will provide contract distribution services to the joint undertaking.

         Shipments by the wholesale segment of Duck Head's business are generally highest in the first and third fiscal quarters, coinciding with the shipments to retailers for the strong back-to- school selling season and initial spring assortment shipments. Duck Head retail store sales typically peak during the first, second and fourth fiscal quarters, coinciding with the back-to-school season, Christmas season and summer season. During the summer season, demand for "Duck Head" shorts is highest. The offsetting peak quarters of the two segments help to reduce any significant seasonality impact on overall sales. Seasonality does affect cash flow as cash flow is generally weakest in the third fiscal quarter when retail segment sales are the weakest and accounts receivable on wholesale sales are at their peak.

         Duck Head has 26 outlet stores located in 9 Southeastern and Southwestern states. These stores, which are located primarily in outlet malls in suburban locations, sell principally closeout and irregular "Duck Head" products. They also sell a small amount of apparel and accessory items manufactured by Duck Head licensees.

         Business Strategy
         -----------------

         Duck Head believes that its trademarks have considerable consumer acceptance and that it may have more flexibility than some of its larger competitors to respond to shifts in market demand. Since the end of fiscal year 1999, Duck Head has initiated a strategy that it believes will capitalize on these strengths. This strategy includes the following components:

         - Position its products in department stores on the main floor men's area adjacent to other mid-price brands such as Chaps, Dockers and Savane. Duck Head believes that it currently enjoys the ability to deliver excellent retail margins to its customers due to its distribution strategy of selling primarily to better department, family and specialty stores and the national chain stores.

         - Develop a significant presence outside of the Southeastern and Southwestern United States where the Duck Head brand has historically had stronger consumer acceptance, particularly through arrangements with a limited number of department store retailers and chain stores.

         - Increase the focus on a relatively small range of core basic and key item products while reducing the emphasis on fashion products. The target assortment is 50% basic, 30% fashion basic and 20% fashion.

         - Target the male consumer from ages 18 to 24 years as Duck Head's primary focus in product development and marketing.

         -        Continue to emphasize in-store shops in department stores.

         -        Continue   aggressively  to  develop  lower  cost  sources  of
                  product,   including  more   arrangements   with  third  party
                  producers.

         - Provide industry-leading customer service in terms of on-time delivery, replenishment and order fulfillment rate.

         -        Eliminate  or  negotiate   more   favorable   margin   support
                  agreements with its retailer customers.

         - Focus on reducing selling, general and administrative expenses as a percentage of gross revenues.

         - Seek opportunities to obtain profitable private label business from a small number of retailers. During fiscal year 2000, less than 2% of Duck Head's sales were private label sales.

         -        Improve the management of inventory.

         Duck Head's management believes that this strategy will take advantage of the following market trends:

         - Continued implementation in the workplace of a more casual dress code.

         -        Growth in the casual pants market.

         - Significant consolidation among department store retailers, which has led to more purchasing being done by national retailers and those national retailers focusing more of their purchasing on brands with a national exposure.

         - Increased coordination, including electronic data interchange, between producers and retailers.

         - Compression of the supply chain, with retailers monitoring sales on a weekly or daily basis, carrying less inventory, demanding quicker response times from producers and requiring producers to keep the retailers' model inventories stocked for quick delivery.

         - Increasing brand and product sameness between retailers in the same locale, which has caused retailers to seek ways to differentiate themselves with the consumer, such as through successful private label brands.

         - Increased consumer focus on the price-to-value relationship of products.

         Competition
         -----------

         The cyclical nature of the apparel industry, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry, such as consumer expenditures for non-durable goods. The apparel industry is also cyclical because the supply of particular products changes as competitors enter or leave the market.

         Duck Head  competes  in the  value-oriented  men's  and  boys'  apparel market, primarily in the Southeast and Southwest United States. Duck Head competes with numerous domestic and foreign manufacturers of branded and private label apparel, including companies significantly greater in size and financial resources than Duck Head. Retail specialty stores, such as the GAP(R) and Abercrombie & Fitch(R), are Duck Head's principal competitors in the boys' and young men's markets. Major brands, such as Dockers(R), Chaps(R), Haggar(R) and Savane(R), and certain department and chain store private labels, are Duck Head's principal competitors in the men's market. The principal competitive factors in the portion of the apparel industry in which Duck Head competes are product styling and differentiation, brand recognition, quality, price, manufacturing flexibility, delivery time and customer service. The relative importance of these factors varies with the needs of particular customers and the specific product offering.

         To varying degrees, in recent years Duck Head's competitive position has been negatively affected by its financial performance, poor track record of delivery credibility, lack of a clearly defined strategy, personnel turn-over, uncertainties with respect to the future ownership of the business and the largely regional basis of its business. Duck Head believes that these negative factors have been and should continue to be reduced by implementation of the business strategy described above under this subheading "Business".

         Duck Head believes that its competitive strengths include the long history of its brand with the consumer, its demonstrated ability to produce enhanced margins for its customers as compared to certain national brands, its relatively low sourcing costs, its relatively small size, which makes supply chain issues less difficult to fix, and its excellent information technology systems support. Duck Head also believes that its flexible production operations are a significant competitive advantage. The business has a distribution facility that has capacity for considerable growth. By coordinating operations between its leased Costa Rica facility and third party contractors, Duck Head believes that it can take advantage of the lower costs of offshore production.

         Employees
         ---------

         At July 1, 2000, Duck Head had approximately 550 employees. Duck Head's employees are not represented by unions. Duck Head believes that its relations with its employees are good.

         Environmental and Regulatory Matters
         ------------------------------------

         Duck Head is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. Duck Head's facilities generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its facilities are required to possess one or more discharge permits.

         Duck Head believes that it is in compliance in all material respects with federal, state, and local environmental statutes and requirements.

         Generally, the environmental rules applicable to Duck Head are becoming increasingly stringent. Duck Head incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards.

         Duck Head does not expect that the amount of these expenditures in the future will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Duck Head's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

         Trademarks
         ----------

         Duck Head has several trademarks material to its business registered with the United States Patent and Trademark Office, including marks covering the name "Duck Head" and several logos used by the business. The name "Duck Head" has been subject to a registered trademark since 1866. Duck Head is not aware of any challenge to its rights in any of the trademarks material to its business.

INDUSTRY SEGMENT INFORMATION

         Segment information made part of Note 13 of the Company's consolidated financial statements for the fiscal year ended July 1, 2000 is incorporated herein by reference.


ORDER BACKLOG

         Duck Head's order backlog at July 1, 2000 was $7.8 million, a 22% decrease from the $10.0 million order backlog at July 3, 1999. The decrease is primarily due to the reduction in certain product carried by two key accounts, and a shift in customer order patterns to inventory replenishment programs for core products and in-season reorders for key item products. As Duck Head reduced margin support agreement commitments with two accounts, these accounts chose to reduce the categories of Duck Head product, namely men's tops and boys' product, that it carries. Men's bottoms continued to be carried at these two accounts. At July 1, 2000, the order backlog for these two key accounts was $0.4 million as compared to an order backlog for these two accounts at July 3, 1999 of $2.1 million. Under a replenishment program, goods are ordered for immediate shipment as compared to orders being received several months prior to the requested ship date.

         Duck Head believes that, although backlog orders can give a general indication of future sales, the change of its customers' order patterns to a greater use of replenishment programs may have caused a reduction in backlog that is not indicative of a reduction in sales trend.

Risk Factors

Duck Head had significant  operating losses and used significant amounts of cash
--------------------------------------------------------------------------------
in its operations in fiscal years 1999 and 1998 and these losses and this use of
--------------------------------------------------------------------------------
cash may recur.
--------------

         Duck Head had operating losses of $39.2 million in the fiscal year ended July 3, 1999, and $1.3 million in the fiscal year ended June 27, 1998. Duck Head had operating losses of $0.2 million in the fiscal year ended July 1, 2000.

         Net cash used in operating activities by Duck Head was $16.0 million in the 1999 fiscal year and $5.8 million in the 1998 fiscal year. During the 2000 fiscal year, Duck Head generated $2.4 million of cash from operations.

         Duck Head believes that the primary factors that have contributed to the improvement in the results of its operations in the most recent fiscal year, as compared to the 1999 and 1998 fiscal years, have been:

         - The shift in emphasis in Duck Head's product mix away from fashion products and more toward core and key item products;

         -        The reduction by  Duck  Head  of  its  selling,  general   and
                  administrative costs;

         - Duck Head's implementation of a more stringent inventory control process; and

         -        A  more  cost-effective   product  sourcing  strategy,   which
                  includes the relocation of substantially all of Duck Head's manufacturing operations offshore.

         Continuation of this improvement in Duck Head's results of operations will be dependent on Duck Head's ability to manage effectively the various aspects of its business, control the non- variable components of its selling, general and administrative expenses and increase the sales of its products. In view of the highly competitive nature of the branded apparel business and the changes in market conditions of that business, Duck Head may not be able to expand its product sales or prevent unexpected increases in its inventory or operating expenses. A lack of success in this regard could cause Duck Head to continue to incur operating losses and use cash in its operations. Significant operating losses or significant uses by Duck Head of cash in its operations could cause Duck Head to be unable to pay its debts as they become due and to default on its credit facility, which would have an adverse effect on the value of the Duck Head shares.

Prior to mid-May of fiscal year 2000,  Duck Head's needs for cash were generally
--------------------------------------------------------------------------------
met by advances from Delta  Woodside.  Since  mid-May  2000,  Duck Head has been
--------------------------------------------------------------------------------
entirely  dependent  on its own  operations  and third  party  lenders to obtain
--------------------------------------------------------------------------------
needed financing.
-----------------

         Prior to mid-May of fiscal year 2000, when the Duck Head operations needed funds for operations or capital expenditures, it received those funds from Delta Woodside. During the three fiscal years ended July 1, 2000, Duck Head used an aggregate of $32.6 million of cash provided by Delta Woodside (of which $20.3 million was used to pay interest to Delta Woodside on the affiliated debt owed by the Duck Head Apparel Company division).

         As a result of the Duck Head Distribution and related transactions, Duck Head can no longer look to Delta Woodside to satisfy its cash flow needs.

Duck Head's  revolving  credit  facility may not be available or  sufficient  to
--------------------------------------------------------------------------------
satisfy Duck Head's needs for working capital.
----------------------------------------------

         Duck Head expects that its peak borrowing needs will be in its third fiscal quarter and that during that quarter it may need to draw or set aside for letters of credit an aggregate of approximately $4.5 million under its revolving credit facility for working capital purposes and letters of credit. Approximately forty percent of the face amount of outstanding documentary letters of credit will reduce the amount available under the revolving credit facility for working capital loans.

         Duck Head's ability to borrow under its $15 million revolving credit facility will be based upon, and thereby limited by, the amounts of its accounts receivable and inventory. Any material deterioration in Duck Head's results of operations could, therefore, result in a reduction in Duck Head's borrowing base, which could cause Duck Head to lose its ability to borrow additional amounts under its revolving credit facility or to issue additional letters of credit to suppliers. In such a circumstance, the borrowing availability under Duck Head's credit facility may not be sufficient for Duck Head's working capital needs.

Duck Head's recent trend of sales declines may not be reversed.
---------------------------------------------------------------

         Since the beginning of fiscal year 1999, Duck Head has experienced significant declines in its sales. The reasons for these declines include the loss of key customers, the reduction of sales of tops and fashion items as Duck Head concentrates on its core products, the reduction in certain product carried by two key accounts and reductions in the number of stores in which Duck Head products are sold. While Duck Head believes that it is implementing a strategy that will reverse this trend, Duck Head may be unsuccessful in this regard. Success of the strategy depends heavily on customers' willingness to purchase Duck Head's products.

In  fiscal  year  1999,  Duck  Head  lost  several  key  customers  and may lose
--------------------------------------------------------------------------------
additional key customers in the future.
---------------------------------------

         During fiscal year 1999, Duck Head lost three key customers. One customer announced that it was closing down in fiscal year 2000, another merged into another company and the third elected to discontinue brands, such as the Duck Head brand, that are prominently featured by certain of that customer's competitors.

         Similar or other factors could lead to the loss of additional customers or the decrease of orders from existing customers. The decision of a customer to cease or diminish purchasing product from Duck Head can be based on factors within the control of Duck Head, such as product quality, product mix and service quality, and on factors outside the control of Duck Head, such as changes in the customer's management or strategy, acquisition of the customer or financial troubles of the customer.

One customer accounts for over 20% of Duck Head's net sales. Five of Duck Head's
--------------------------------------------------------------------------------
customers  account  for  more  than  40% of its net  sales.  The loss of any key
--------------------------------------------------------------------------------
customer could adversely affect Duck Head.
------------------------------------------

        During fiscal years 2000, 1999 and 1998, approximately 29%, 24% and 21%, respectively, of Duck Head's sales were to J. C. Penney, Inc. No other customer accounted for 10% or more of Duck Head's sales during any of those periods. The loss of J.C. Penney, Inc. as a customer, or a significant reduction in its purchases from Duck Head, may have a material adverse effect on Duck Head's business.

         During fiscal years 2000, 1999 and 1998, approximately 48%, 46% and 45%, respectively, of Duck Head's sales were made to Duck Head's five largest customers. The loss by Duck Head of any of these customers, or a significant reduction in purchases from Duck Head by any of these customers, could have a material adverse effect on Duck Head's business.

Duck Head's strategy includes  reducing the margin support  commitments it makes
--------------------------------------------------------------------------------
to some of its key customers and the  acquisition  of additional  key customers.
--------------------------------------------------------------------------------
Implementation  of these  aspects of Duck  Head's  strategy  depends on reaching
--------------------------------------------------------------------------------
agreements with third parties, which Duck Head may not be able to accomplish.
-----------------------------------------------------------------------------

         Duck Head's sales to several of its major customers are made under margin support agreements, under which the retailer is entitled to reduce the amount payable to Duck Head for any retail gross margin shortfall below the target gross margin. An important component of Duck Head's strategy is to reduce the margin support commitments that it makes to some of its key customers. Since these customers find these commitments to be beneficial, they may not be willing to agree to the margin commitment reductions desired by Duck Head.

         In order to implement its strategy of selling more of its product outside the Southeastern and Southwestern United States, Duck Head is seeking to place its product with new retailers. Duck Head may not be successful in working out acceptable arrangements with these third parties.

The market trend of national  retailers  focusing  more of their  purchasing  on
--------------------------------------------------------------------------------
brands with a national exposure may adversely affect Duck Head.
---------------------------------------------------------------

         Duck Head sells its apparel primarily in the Southeastern and Southwestern United States (Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia) where its trademarks are most well known. At July 1, 2000, approximately 1,700 of the approximately 2,000 retail stores in which Duck Head products are displayed are located in these states.

         In recent years, there has been a significant consolidation among department store retailers. This has led to more purchasing being done at a national level by department store retailers and to those retailers focusing more of their purchasing on brands with a national exposure and not on brands, such as Duck Head, with more of a regional concentration.

         One important aspect of Duck Head's strategy is to develop a significant presence outside of the Southeastern and Southwestern United States. Duck Head can give no assurance, however, that it will be able successfully to implement this strategy. The development by Duck Head of a significant presence in areas where it has not historically sold much of its product will depend primarily on the willingness of national retailers to provide Duck Head with store space to sell Duck Head products and then on the willingness of consumers to purchase those products.

Duck Head faces intense  competition in its markets,  and Duck Head's  financial
--------------------------------------------------------------------------------
resources are not as great as several of its competitors.
---------------------------------------------------------

         The domestic apparel industry is highly competitive. In part because there are low economic barriers to entry into the apparel manufacturing business, a large number of domestic and foreign manufacturers supply apparel into the United States market, none of which dominates the market for any of Duck Head's product lines but many of which have a much more significant market presence than does Duck Head.

         Some of Duck Head's competitors also have substantially greater financial, marketing, personnel and other resources than does Duck Head. This may enable Duck Head's competitors to compete more aggressively than can Duck Head in pricing, marketing and other respects, to react more quickly to market trends and to better weather market downturns.

There may be little institutional interest,  research coverage or trading volume
--------------------------------------------------------------------------------
in the Duck Head  shares  because of Duck  Head's  size.  In  addition,  a large
--------------------------------------------------------------------------------
percentage of the outstanding  Duck Head shares are held by a few  institutional
--------------------------------------------------------------------------------
investors who are free to sell their Duck Head shares at any time.  Furthermore,
--------------------------------------------------------------------------------
Robert D. Rockey,  Jr. has the right to acquire up to 1,000,000 Duck Head shares
--------------------------------------------------------------------------------
six months  after June 30, 2000  (representing  approximately  29.4% of the Duck
--------------------------------------------------------------------------------
Head shares  expected to be outstanding  immediately  after the exercise of that
--------------------------------------------------------------------------------
right, if exercised in full).  These factors may have a major depressive  effect
--------------------------------------------------------------------------------
on the market price of the Duck Head shares for an indeterminate period of time.
--------------------------------------------------------------------------------

         Various investment banking firms have informed Duck Head that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume, which illiquidity can translate into price discounts as compared to industry peers or to the shares' inherent value. Duck Head believes that the market will perceive it to have a relatively small market capitalization. In addition, some of Delta Woodside's stockholders who received Duck Head shares in the Duck Head Distribution may wish to dispose of those shares because they do not meet the stockholders' investment objectives regardless of the shares' value or prospects. Furthermore, Robert D. Rockey, Jr. has the right to acquire up to 1,000,000 Duck Head shares from Duck Head six months after the Duck Head Distribution (representing approximately 29.4% of the Duck Head shares expected to be outstanding immediately after the exercise of that right, if exercised in full). Coupled with Duck Head's history of operating losses, these factors could lead to Duck Head's shares trading at prices that are significantly lower than Duck Head's estimate of their inherent value.

         As of September 20, 2000, Duck Head had outstanding approximately 2,407,213 shares of common stock. Duck Head believes that approximately 66.1% of this stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of Duck Head common stock and related individuals, and that of this approximately 27.6% of the outstanding stock is beneficially owned by institutional investors. If Mr. Rockey exercised his right to acquire Duck Head shares, this would further increase the concentration of stock ownership. Sales of substantial amounts of Duck Head common stock in the public market by any of these large holders could adversely affect the market price of the common stock.

Political and economic  uncertainty  in Costa Rica could  adversely  affect Duck
--------------------------------------------------------------------------------
Head.
-----

         Duck Head's primary manufacturing facility is located in Costa Rica. Duck Head might be adversely affected if economic or legal changes occur in Costa Rica that affect the way in which Duck Head conducts its business in that country. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing Duck Head's costs to produce.

Duck Head's results could be adversely affected by U.S. trade regulations.
--------------------------------------------------------------------------

         The North American Free Trade Agreement (which this document refers to as "NAFTA"), became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Duck Head. At this time, most of Duck Head's internal production of apparel occurs outside of the NAFTA territory. Therefore, Duck Head is not obtaining the advantages that NAFTA provides for manufacturing facilities in Mexico.

         The Trade and Development Act of 2000 (often referred to as the "CBI Parity Bill") will become effective on October 1, 2000. Duck Head believes that the provisions of the CBI Parity Bill will have the following effects most relevant to its business:

         -        Apparel  assembled in most  Caribbean  nations  (such as Costa
                  Rica) from fabric formed and cut in the United States of U.S. yarn can enter the United States duty- free;

         - Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. yarn can enter the United States duty-free so long as it is sewn with U.S. manufactured thread; and

         - Certain limits of apparel made from fabric formed in certain Caribbean nations of U.S. yarn and cut and sewn in those nations can enter the United States duty-free.

Apparel entering the United States under any of these three provisions will not be subject to any quotas that may exist for that specific category of goods. Duck Head believes that the CBI Parity Bill will give it a competitive advantage relative to apparel manufacturers outside of the Caribbean and improve its competitive position relative to apparel manufacturers inside the non- U.S. NAFTA countries. Subsequent repeal or adverse alteration of the CBI Parity Bill could put Duck Head at a serious competitive disadvantage relative to such manufacturers.

Duck Head is highly dependent on its trademarks.
------------------------------------------------

         Duck Head relies heavily on the strength of its trademarks. Virtually all of Duck Head's products are sold under the Duck Head brand. Duck Head has in the past and may in the future be required to expend significant resources to protect these trademarks. The loss or limitation of the exclusive right to use its trademarks could adversely affect Duck Head's sales and results of operations.

Duck Head's results will likely be cyclical.
--------------------------------------------

         Duck Head and the U.S. apparel industry are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors.

         Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens.

         These factors have contributed historically to fluctuations in Duck Head's results of operations and these fluctuations are expected to occur in the future. Duck Head may be unable to compete successfully in any industry downturn.

Duck  Head  depends  on  outside  production  for  more  than  one-half  of  its
--------------------------------------------------------------------------------
production.
-----------

         Duck Head currently manufactures less than one-half of its products in its leased Costa Rican facility, and purchases its remaining product from outside suppliers, many of which perform their manufacturing in other foreign countries. Any shortage of supply or significant price increases from Duck Head's suppliers could adversely affect Duck Head's results of operations.

Duck Head may be adversely affected by the amount of its indebtedness.
----------------------------------------------------------------------

         As of July 1, 2000, Duck Head's total indebtedness was approximately $5.6 million, and total stockholders' equity was approximately $21.2 million, resulting in a ratio of total long-term debt (including current maturities of long-term debt) to total capitalization (including current maturities of long-term debt) of 21%. In addition, at that date, approximately $11.6 million of additional borrowing capacity was available (pursuant to the borrowing base formula) under Duck Head's credit agreement.

         Duck Head anticipates that its borrowing needs will be seasonal, with its greatest borrowing needs to be in the third fiscal quarter. Duck Head is not certain that the borrowing availability under its credit agreement will be sufficient to satisfy its borrowing needs, particularly during the periods of greatest need.

         The  level  of  Duck   Head's   indebtedness   could   have   important
consequences, such as:

         (i) a substantial portion of Duck Head's cash flow from operations will be dedicated to the payment of indebtedness, which will reduce the funds available to Duck Head for operations and related purposes;

         (ii) Duck Head may be more highly leveraged than some of its competitors, which may place Duck Head at a relative competitive disadvantage, could limit Duck Head's business opportunities and make Duck Head more vulnerable to changes in the industry and economic conditions; and

         (iii) Duck Head's borrowings under its credit agreement will bear interest at variable rates, which could result in higher interest expense in the event of an increase in interest rates.

         Duck Head believes, based on current circumstances, that Duck Head's cash flow, together with available borrowings under its credit agreement, will be sufficient to permit Duck Head to meet its operating expenses and anticipated capital expenditures and to service its debt requirements as they become due for the foreseeable future. Significant assumptions underlie this belief, however, including, among other matters, that Duck Head will succeed in implementing its business strategy and that there will be no material adverse developments in the business, markets, operating performance, liquidity or capital requirements of Duck Head. Actual future results will be dependent to a large degree on a number of factors beyond Duck Head's control. If Duck Head is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. Duck Head may not be able to implement any of these strategies.

Duck Head's  credit  agreement  imposes  restrictions  that, if breached by Duck
--------------------------------------------------------------------------------
Head,  may prevent it from  borrowing  under its revolving  credit  facility and
--------------------------------------------------------------------------------
result in the exercise of remedies by the credit agreement lender.
------------------------------------------------------------------

         Duck Head's credit agreement contains covenants that restrict, among other things, the ability of Duck Head and its subsidiaries to incur indebtedness, create liens, consolidate, merge, sell assets or make investments. The credit agreement also contains customary representations and warranties, funding conditions and events of default.

         A breach of one or more covenants or any other event of default under the Duck Head credit agreement could result in an acceleration of Duck Head's obligations under that agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement's lender and in the inability of Duck Head to borrow additional amounts under the credit agreement.

Duck Head will pay no dividends for the foreseeable future.
-----------------------------------------------------------

         Duck Head anticipates that it will pay no dividends to its stockholders for the foreseeable future. Duck Head's credit agreement also limits Duck Head's ability to pay dividends.

Duck  Head  may be  responsible  for any  historical  tax  liabilities  of Delta
--------------------------------------------------------------------------------
Woodside and Delta Apparel that Delta Woodside or Delta Apparel does not pay.
-----------------------------------------------------------------------------

         Prior to the Duck Head Distribution, Duck Head was a member of Delta Woodside's consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of the other members of the group. After the Duck Head Distribution, Duck Head, along with Delta Woodside and Delta Apparel, will continue to be liable for these Delta Woodside liabilities that were incurred for periods before the Duck Head Distribution.

         Duck Head, Delta Woodside and Delta Apparel have entered into the Tax Sharing Agreement. This agreement generally seeks to allocate consolidated federal income tax liabilities to Delta Woodside for all periods prior to and including the Duck Head Distribution. Under this agreement, Delta Woodside generally retains the authority to file returns, respond to inquiries and conduct proceedings on Duck Head's behalf with respect to consolidated federal income tax returns for periods beginning before the Duck Head Distribution. In addition, Delta Woodside has the authority to decide all disputes that arise under the Tax Sharing Agreement.

These arrangements may result in conflicts of interest among Duck Head, Delta Woodside and Delta Apparel. In addition, if Delta Woodside does not satisfy any of its liabilities respecting any period prior to the Duck Head Distribution, Duck Head could be responsible for satisfying them, notwithstanding the Tax Sharing Agreement.

Duck Head's principal stockholders will exert substantial influence.
--------------------------------------------------------------------

         As of September 20, 2000, three members of Duck Head's board of directors and related individuals had the voting power in Delta Woodside shares that results in voting power with respect to approximately 38.6% of the outstanding Duck Head common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of stockholders, including elections of Duck Head's directors. If Mr. Rockey exercises his right to acquire Duck Head shares, that would result in four members of Duck Head's board of directors and related individuals having voting power with respect to approximately 56.6% of the then outstanding Duck Head shares.

Robert  D.  Rockey,  Jr.  may not  exercise  the right he has to  acquire  up to
--------------------------------------------------------------------------------
1,000,000 Duck Head shares six months after the Duck Head Distribution.
-----------------------------------------------------------------------

         Pursuant to the letter agreement, as amended,  pursuant to which Robert
D. Rockey, Jr. became Chairman, President and Chief Executive Officer of Duck Head, he has the right to acquire from Duck Head up to 1,000,000 Duck Head shares on the date that is six months after the Duck Head Distribution. If this right is exercised, the price for the Duck Head shares will be the average daily closing stock price for the Duck Head common stock for the six-month period following the Duck Head Distribution.

         Mr. Rockey may choose not to exercise this right for any of several reasons. For instance, Mr. Rockey has informed Duck Head that, unless Duck Head agrees to register the Duck Head shares he acquires, Mr. Rockey may not wish to acquire those shares because he may recognize taxable income upon the exercise of the right but could not sell the shares acquired upon that exercise except pursuant to the provisions of SEC Rule 144. Rule 144 contains volume limitations on sales and would require Mr. Rockey to hold the shares for one year. Duck Head has no agreement at this time with Mr. Rockey respecting registration rights, although Duck Head and Mr. Rockey may enter into such an agreement prior to the expiration of the right. In addition, Mr. Rockey has informed Duck Head that his exercise of the right may be dependent on his finding other investors to join him in the investment. He may not be able to obtain such other investors.

Various  restrictions  and agreements could hinder any attempt by a third person
--------------------------------------------------------------------------------
to change control of Duck Head.
-------------------------------

         Duck Head has entered into a rights agreement providing for the issuance of rights that will cause substantial dilution to any person (other than Robert D. Rockey, Jr. in certain specified circumstances) or group of persons that acquires 20% or more of the outstanding Duck Head common shares without the rights having been redeemed by the Duck Head board. In addition, Duck Head's articles of incorporation and bylaws and the Official Code of Georgia contain provisions that could delay or prevent a change in control of Duck Head in a transaction that is not approved by its board of directors. These include provisions requiring advance notification of stockholder nominations for director and stockholder proposals, setting forth additional factors to be considered by the board of directors in evaluating extraordinary transactions, prohibiting cumulative voting, limiting business combinations with stockholders that have a significant beneficial ownership in Duck Head shares, and prohibiting stockholders from calling a special meeting. Moreover, Duck Head's board of directors has the authority, without further action by the stockholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of Duck Head common stock, including the loss of voting control to others.

         Duck Head's credit agreement also provides that a "change of control", as defined in that agreement, would be an event of default and includes restrictions on the ability of Duck Head and its subsidiaries to pay dividends and make share repurchases.

         All of these provisions could deter or prevent an acquirer that is interested in acquiring Duck Head from doing so.

Item 2.  PROPERTIES
-------  ----------

         The following table provides a description of Duck Head's principal production and warehouse facilities.

                                                              Approximate
                                                              Square
          Location                  Utilization               Footage           Owned/Leased
          --------                  -----------               -------           ------------


San Jose Plant,
 San Jose, Costa Rica               sew                        60,000           Leased(1)

Winder Distribution Center,         administrative
 Winder, GA                         offices,
                                    warehouse,
                                    embroidery,
                                    repair unit               230,000           Owned

Various(2)                          stores                    (2)               (2)

-------------------------

(1) The San Jose plant is leased on a month-to-month basis. Duck Head believes that, as long as it pays the rent, it should be able to continue to use this facility indefinitely.

(2) The "Duck Head" outlet stores operation leases 26 facilities in 9 states, which leased space is approximately 86,000 square feet. These leases expire at various dates through 2006.

         In addition, a sales office is leased in New York City, with the lease expiring in December 2000.

         Substantially all of Duck Head's assets are subject to liens in favor of Duck Head's credit agreement lender.

         Various factors affect the relative use by Duck Head of its own facilities and outside contractors in the various apparel production phases. Duck Head is not currently using the majority of its internal leased production capacity.

         Duck Head believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

         All litigation to which Duck Head is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. Duck Head believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the

Company's 2000 fiscal year following the Duck Head Distribution.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
-------  -----------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

         Following Duck Head's incorporation on December 10, 1999, Duck Head issued 100 shares of its common stock for aggregate consideration of $100 to its parent corporation, Duck Head Apparel Company, Inc., a Tennessee corporation which was an indirect wholly-owned subsidiary of Delta Woodside. As part of the intercompany reorganization described in "Business - Duck Head Distribution and related transactions", Duck Head's parent corporation merged into its immediate parent corporation, which in turn merged into Delta Woodside, and Duck Head issued on May 11, 2000 an additional 50 shares of its common stock to Delta Woodside in exchange for the transfer by Delta Woodside to Duck Head of the Winder distribution facility. Neither of these issuances was registered under the Securities Act of 1933 because of the exemption from registration provided by Section 4(2) of that Act. On June 28, 2000, prior to the Duck Head
Distribution, Duck Head issued as a stock dividend to Delta Woodside, in a transaction that did not constitute a sale under the Securities Act of 1933, the number of additional Duck Head shares needed so that the Duck Head Distribution could be effected.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

         The material under the heading "Management's Discussion and Analysis" on pages 4 through 11 of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  -----------------------------------------------------
          RISK
          ----

         The material under the sub-heading "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis" on page 10 of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The consolidated financial statements included on pages 12 through 28 of the Company's annual shareholders' report for the year ended July 1, 2000 are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         Not applicable.



                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors", "Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance".

Item 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------  ----------------------------------------
          OWNERS AND MANAGEMENT
          ---------------------

         The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
--------  ------------------------------------------------------------
          8-K
          ---

           (a) (1) and (2) Financial Statements and Financial Statement Schedule
                           -----------------------------------------------------

         The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.

                  (3)  Listing of Exhibits:*
                       --------------------

                  2.1 Distribution Agreement by and among Delta Woodside Industries, Inc, the Company and Delta Apparel, Inc. (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company's Form 10.

                  3.1 Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company's Form 10.

                  3.2.1    Bylaws of the Company: Incorporated by  reference  to
                           Exhibit 3.2.1 to the Company's Form 10.

                  3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company's Form 10.

                  3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company's Form 10.

                  3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company's Form 10.

                  4.1      See Exhibits 3.1, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 10.8.1,
                           10.8.2, 10.8.3, 10.8.4 and 10.8.5.

                  4.2      Specimen   certificate  for common  stock,  par value
                           $0.01 per share, of the Company:      Incorporated by
                           reference to Exhibit 4.2 to the Company's Form 10.

                  4.3 Shareholder Rights Agreement, dated January 27, 2000, by and among the Company and First Union National
                           Bank: Incorporated by reference to Exhibit 4.3 to the Company's Form 10.

                  10.1     See Exhibits 2.1 and 4.3.

                  10.2 Tax Sharing Agreement by and among Delta Woodside Industries, Inc., the Company and Delta Apparel,
                           Inc.: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of Delta Woodside Industries, Inc. (File No. 1-10095) with date of June 30, 2000.

                  10.3.1 Letter dated March 15, 1999, from Delta Woodside Industries, Inc. to Robert D. Rockey, Jr.:
                           Incorporated by reference to Exhibit  10.3.1   to the
                           Company's  Form 10.**

                  10.3.2   Letter dated October 19, 1999, from  Delta   Woodside
                           Industries, Inc. to Robert D. Rockey, Jr.:
                           Incorporated by reference to Exhibit 10.3.2 to the Company's Form 10.**

                  10.3.3 Letter dated as of March 15, 2000, from Delta Woodside Industries, Inc. to Robert D. Rockey, Jr. (amended and restated).**

                  10.4 Duck Head Apparel Company, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated August 22, 2000.**

                  10.5 Duck Head Apparel Company, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated August 22, 2000.**

                  10.6 Duck Head Apparel Company, Inc. Deferred Compensation Plan for Key Managers: Incorporated by reference to
                           Exhibit 10.6 to the Company's Form 10.**

                  10.7 Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between Delta Woodside Industries, Inc., the Company and certain pre-spin-off Delta Woodside Industries, Inc, plan participants: Incorporated by reference to Exhibit 10.7 to the Company's Form 10.**

                  10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7.

                  10.8.1 Collateral Assignment of Acquisition Agreements dated May 16, 2000 by and among DH Apparel Company, Inc., Delta Apparel, Inc. in favor of Congress Financial Corporation (Southern): Incorporated by reference to
                           Exhibit 10.8.1 to the Company's Form 10.

                  10.8.2 Loan and Security Agreement by and between Congress Financial Corporation (Southern), DH Apparel Company, Inc. and Delta Merchandising, Inc., dated May 16, 2000 (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.2 to the Company's Form 10.

                  10.8.3 Term Promissory Note in the principal amount of $5,760,000 dated May 16, 2000 by DH Apparel Company, Inc. and Delta Merchandising, Inc. in favor of Congress Financial Corporation (Southern):
                           Incorporated by reference to Exhibit 10.8.3 to the Company's Form 10.

                  10.8.4 Pledge and Security Agreement dated May 16, 2000 by DH Apparel Company, Inc. by and in favor of Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit
                           10.8.4 to the Company's Form 10.

                  10.8.5 Trademark Security Agreement dated May 16, 2000 by and between DH Apparel Company, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit
                           10.8.5 to the Company's Form 10.

                  13       Annual Report to Stockholders for fiscal year 2000.

                  21       Subsidiaries of the Company.

                  23       Report on Schedule dated August 4, 2000 from KPMG LLP
                           to the Board   of  Directors   of  Duck  Head Apparel
                           Company, Inc.

                  27       Financial Data Schedule (electronic filing only).

                  99.1     Consolidated  Schedule of   Valuation  and Qualifying
                           Accounts for the years ended July 1, 2000, July 3, 1999 and June 27, 1998.

         * All reports previously filed by the Company with the Commission pursuant to the Exchange Act, and the rules and regulations promulgated thereunder, exhibits of which are incorporated to this Report by reference thereto, were filed under Commission File Number 1-15585.

         ** This is a management contract or compensatory plan or arrangement.

         The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to any of the above filed exhibits upon request of the Commission.

         (b)  Reports on Form 8-K
              -------------------

         The Company did not file any report on Form 8-K during the fiscal quarter ended July 1, 2000.

         (c)   Exhibits
               --------

         The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)  Financial Statement Schedule
              ----------------------------

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DUCK HEAD APPAREL COMPANY, INC.
                                                (Registrant)


     September 27, 2000                          By:  /s/ Robert D. Rockey, Jr.
     ------------------                          -------------------------------
            Date                                     Robert D. Rockey, Jr.
                                                     Chairman, President, Chief
                                                      Executive Officer and
                                                      Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. C. Guy                       9/23/00                   /s/ E. Erwin Maddrey                    9/24/00
-------------------------------------------                   -----------------------------------------------
C. C. Guy                              Date                   E. Erwin Maddrey, II                    Date
Director                                                      Director


/s/ William F. Garrett              9/27/00                   /s/ Buck A. Mickel                      9/25/00
-------------------------------------------                   -----------------------------------------------
William F. Garrett                     Date                   Buck A. Mickel                          Date
Director                                                      Director


/s/ Mark Goldman                    9/25/00                   /s/ Bettis C. Rainsford                 9/25/00
-------------------------------------------                   -----------------------------------------------
Mark Goldman                           Date                   Bettis C. Rainsford                        Date
Director                                                      Director


/s/ James F. Kane                   9/26/00                   /s/ Robert D. Rockey, Jr.               9/27/00
-------------------------------------------                   -----------------------------------------------
James F. Kane                          Date                   Robert D. Rockey, Jr.                      Date
Director                                                      Chairman, President and Chief Executive
                                                              Officer

/s/ Max Lennon                      9/26/00                   /s/ K. Scott Grassmyer                  9/27/00
-------------------------------------------                   -----------------------------------------------
Max Lennon                             Date                   K. Scott Grassmyer                         Date
Director                                                      Senior Vice President, Chief Financial
                                                              Officer, Secretary and Treasurer (principal
                                                              financial officer and principal accounting
                                                              officer)



                                  EXHIBIT INDEX


2.1 Distribution Agreement by and among Delta Woodside Industries, Inc, the Company and Delta Apparel, Inc. (excluding schedules and exhibits):
         Incorporated by reference to Exhibit 2.1 to the Company's Form 10.

3.1      Articles of Incorporation of the Company: Incorporated by reference  to
         Exhibit 3.1 to the Company's Form 10.

3.2.1 Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company's Form 10.

3.2.2    Amendment  to  Bylaws  of  the  Company   adopted   January  20,  2000:
         Incorporated by reference to Exhibit 3.2.2 to the Company's Form 10.

3.2.3    Amendment  to  Bylaws  of  the  Company  adopted   February  17,  2000:
         Incorporated by reference to Exhibit 3.2.3 to the Company's Form 10.

3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company's Form 10.

4.1      See Exhibits 3.1, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 10.8.1,  10.8.2,  10.8.3,
         10.8.4 and 10.8.5.

4.2 Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company's Form 10.

4.3 Shareholder Rights Agreement, dated January 27, 2000, by and among the Company and First Union National Bank: Incorporated by reference to
         Exhibit 4.3 to the Company's Form 10.

10.1     See Exhibits 2.1 and 4.3.

10.2 Tax Sharing Agreement by and among Delta Woodside Industries, Inc., the Company and Delta Apparel, Inc.: Incorporated by reference to Exhibit
         2.2 to the Report on Form 8-K of Delta Woodside Industries, Inc. (File No. 1-10095) with date of June 30, 2000.

10.3.1 Letter dated March 15, 1999, from Delta Woodside Industries, Inc. to Robert D. Rockey, Jr.: Incorporated by reference to Exhibit 10.3.1 to the Company's Form 10.**

10.3.2 Letter dated October 19, 1999, from Delta Woodside Industries, Inc. to Robert D. Rockey, Jr.: Incorporated by reference to Exhibit 10.3.2 to the Company's Form 10.**

10.3.3 Letter dated as of March 15, 2000, from Delta Woodside Industries, Inc. to Robert D. Rockey, Jr. (amended and restated).**

10.4 Duck Head Apparel Company, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated August 22, 2000.**

10.5 Duck Head Apparel Company, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated August 22, 2000.**

10.6     Duck Head Apparel Company,  Inc.  Deferred  Compensation  Plan  for Key
         Managers: Incorporated by reference to Exhibit 10.6 to the Company's Form 10.**

10.7 Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between Delta Woodside Industries, Inc., the Company and certain pre-spin-off Delta Woodside Industries, Inc, plan participants: Incorporated by reference to
         Exhibit 10.7 to the Company's Form 10.**

10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7.

10.8.1 Collateral Assignment of Acquisition Agreements dated May 16, 2000 by and among DH Apparel Company, Inc., Delta Apparel, Inc. in favor of Congress Financial Corporation (Southern): Incorporated by reference to
         Exhibit 10.8.1 to the Company's Form 10.

10.8.2 Loan and Security Agreement by and between Congress Financial Corporation (Southern), DH Apparel Company, Inc. and Delta Merchandising, Inc., dated May 16, 2000 (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.2 to the Company's Form 10.

10.8.3 Term Promissory Note in the principal amount of $5,760,000 dated May 16, 2000 by DH Apparel Company, Inc. and Delta Merchandising, Inc. in favor of Congress Financial Corporation (Southern):
         Incorporated by reference to Exhibit 10.8.3 to the Company's Form 10.

10.8.4 Pledge and Security Agreement dated May 16, 2000 by DH Apparel Company, Inc. by and in favor of Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to
         Exhibit 10.8.4 to the Company's Form 10.

10.8.5 Trademark Security Agreement dated May 16, 2000 by and between DH Apparel Company, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to
         Exhibit 10.8.5 to the Company's Form 10.

13       Annual Report to Stockholders for fiscal year 2000.

21       Subsidiaries of the Company.

23       Report on Schedule dated August 4, 2000 from KPMG LLP to  the  Board of
         Directors   of  Duck  Head Apparel Company, Inc.

27       Financial Data Schedule (electronic filing only).

99.1     Consolidated Schedule on Valuation and  Qualifying   Accounts  for  the
         years  ended July 1, 2000,  July 3, 1999 and June 27, 1998.


* All reports previously filed by the Company with the Commission pursuant to the Exchange Act, and the rules and regulations promulgated thereunder, exhibits of which are incorporated to this Report by reference thereto, were filed under Commission File Number 1-15585.

** This is a management contract or compensatory plan or arrangement.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) and (2), (c) and (d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                             YEAR ENDED JULY 1, 2000

                         DUCK HEAD APPAREL COMPANY, INC.

                                 WINDER, GEORGIA

FORM 10-K--ITEM 14(a)(1) AND (2)


DUCK HEAD APPAREL COMPANY, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of Duck Head Apparel Company, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 1, 2000 are incorporated by reference in
Item 8:

         Consolidated balance sheets-- July 1, 2000 and July 3, 1999.

         Consolidated statements of operations--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.

         Consolidated statements of stockholders' equity--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.

         Consolidated statements of cash flows--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.

         Notes to consolidated financial statements.

The following consolidated financial statement schedule of Duck Head Apparel Company, Inc. is included in Item 14(d):

         Schedule II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.