Form 10-Q
period 2000-09-30
DUCK HEAD APPAREL CO INC
filed 2000-11-02
CIK 1101395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                               OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-15585

                         DUCK HEAD APPAREL COMPANY, INC.
                   ----------------------------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                         58-2510086
      ------------------                                -----------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)

1020 Barrow Industrial Pkwy,
Winder, Georgia                                                  30680
----------------                                         -------------------
(Address of principal executive offices)                      (Zip Code)

                                 (770) 867-3111
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--2,407,213 shares as of October 31, 2000

                                      INDEX

DUCK HEAD APPAREL COMPANY, INC.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)
                                                                   Page
                                                                   ----

Condensed consolidated balance sheets--
September 30, 2000 and July 1, 2000                                 2

Condensed consolidated statements of operations--
Three months ended  September 30, 2000 and
October 2, 1999                                                     3

Condensed consolidated statements of cash flows
Three months ended  September 30, 2000 and
October 2, 1999                                                     4

Notes to condensed consolidated financial
statements- September 30, 2000                                    5-6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations             6-9

Item 3. Quantitative and Qualitative Disclosures about Market       9
        Risk

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings                                          10

Item 2. Changes in Securities and Use of Proceeds                  10

Item 3. Defaults upon Senior Securities                            10

Item 4. Submission of Matters to a Vote of Securities Holders      10

Item 5. Other Information                                          10

Item 6. Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                         11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                         DUCK HEAD APPAREL COMPANY, INC.

                      Condensed Consolidated Balance Sheets
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                                                           SEPTEMBER 30,         JULY 1,
  ASSETS                                                                      2000                 2000
                                                                         ----------------     ---------------

Current assets:
    Cash                                                               $       2,633               1,275
    Accounts receivable, less allowances of
      $996 in September 2000 and $1,219 in July 2000                           4,973               3,191
    Inventories (note 2)                                                      14,339              17,766
    Prepaid expenses and other current assets                                    316                 269
                                                                         ----------------     ---------------
                 Total current assets                                         22,261              22,501
Property, plant and equipment, net                                            10,469              10,842
                                                                         ----------------     ---------------
                                                                       $      32,730              33,343
                                                                         ================     ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $       1,216               1,621
    Accrued expenses                                                           3,913               4,161
    Current portion of long-term debt                                            960                 960
    Revolving credit facility                                                    149                  --
    Income taxes payable                                                          28                  --
                                                                         ----------------     ---------------
                 Total current liabilities                                     6,266               6,742

Long-term debt                                                                 4,400               4,640
Other liabilities                                                                348                 798
                                                                         ----------------     ---------------
                 Total liabilities                                            11,014              12,180
Stockholders' equity:
    Preferred stock,2,000,000 shares authorized;
      none issued and outstanding                                                 --                  --
    Common stock, $0.01 par value; 9,000,000 shares authorized;
      2,407,213 issued and outstanding at September 30, 2000;
      2,399,863 issued and outstanding at July 1, 2000                            24                  24
    Additional paid-in capital                                                21,147              21,139
    Retained earnings                                                            545                  --
                                                                         ----------------     ---------------
                   Total stockholders' equity                                 21,716              21,163

                                                                       $      32,730              33,343
                                                                         ================     ===============

See accompanying notes to condensed consolidated financial statements.



                         DUCK HEAD APPAREL COMPANY, INC.

                      Consolidated Statements of Operations
                  (Amounts in thousands except per share data)
                                   (Unaudited)
                                                                     FOR THE THREE MONTHS ENDED
                                                               -------------------------------------------
                                                                  SEPTEMBER 30,        OCTOBER 2,
                                                                     2000                 1999
                                                               -----------------   --------------------

Net sales                                                   $        13,114                 16,063
Cost of goods sold                                                    8,052                 11,126
                                                               -----------------   --------------------
            Gross profit                                              5,062                  4,937

Selling, general and administrative expenses                          4,760                  5,332
Other income                                                            429                    767
                                                               -----------------   --------------------
            Operating income                                            731                    372
                                                               -----------------   --------------------
Interest expense:
    Interest expense, net                                               158                    132
    Intercompany interest expense                                        --                  1,987
                                                               -----------------   --------------------
                                                                        158                  2,119
                                                               -----------------   --------------------
            Income (loss) before income taxes                           573                 (1,747)
Income tax                                                               28                      9
                                                               -----------------   --------------------
            Net income (loss)                               $           545                 (1,756)
                                                               =================   ====================
Basic net earnings (loss) per share                         $          0.23                  (0.74)
                                                               =================   ====================
Diluted net earnings (loss) per share                       $          0.22                  (0.74)
                                                               =================   ====================
Weighted average shares outstanding used in basic
     per-share calculation                                            2,405                  2,380

Dilutive effect of stock options and non vested
     incentive stock awards                                             114                     --
                                                               -----------------    -------------------

Weighted average shares outstanding used in
    diluted per-share calculation                                     2,519                  2,380
                                                               =================   ====================


See accompanying notes to condensed consolidated financial statements.

                         DUCK HEAD APPAREL COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)
                                                                              FOR THE THREE MONTHS ENDED
                                                                       -----------------------------------------
                                                                         SEPTEMBER 30,          OCTOBER 2,
                                                                              2000                 1999
                                                                       -------------------  --------------------

Operating activities:
    Net income (loss)                                                $            545                (1,756)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation                                                            739                   788
          Loss on sale of property and equipment                                   --                     4
          Provision for losses on accounts receivable                            (223)                   66
          Changes in operating assets and liabilities:
            Trade accounts receivable                                          (1,559)                 (397)
            Inventories                                                         3,427                 5,515
            Prepaid and other current assets                                     (125)                  (10)
            Accounts payable                                                     (405)                 (695)
            Accrued expenses                                                     (248)                 (849)
            Income taxes payable                                                   28                   667
            Other liabilities                                                    (450)                  (46)
                                                                       -------------------  --------------------
                   Net cash provided by
                     operating activities                                       1,729                 3,287
                                                                       -------------------  --------------------
Investing activities:
    Purchases of property, plant and equipment                                   (288)                  (14)
    Proceeds from sale of property, plant and equipment                            --                    94
                                                                       -------------------  --------------------
                   Net cash (used in) provided by
                      investing activities                                       (288)                   80
                                                                       -------------------  --------------------
Financing activities:
    Change in obligations under capital leases, net                                --                   (27)
    Change in revolving credit facility                                           149                    --
    Principal payments on long-term debt                                         (240)                  (76)
    Stock option/incentive award                                                    8                    --
    Change in due to Parent, net                                                   --                (3,127)
                                                                       -------------------  --------------------
                   Net cash used in financing activities                          (83)               (3,230)
                                                                       -------------------  --------------------
                   Increase in cash                                             1,358                   137
Cash at beginning of quarter                                                    1,275                   236
                                                                       -------------------  --------------------
Cash at end of quarter                                               $          2,633                   373
                                                                       ===================  ====================



See accompanying notes to condensed consolidated financial statements.

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements for the three months ended September 30, 2000 and October 2, 1999, respectively, include the operations and accounts of Duck Head Apparel Company, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000 and the results of its operations and its cash flows for the three months ended September 30, 2000 and October 2, 1999, respectively. The results for the three months ended September 30, 2000 are not necessarily indicative of the expected results for the full year or any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's form 10-K for the fiscal year ended July 1, 2000.


(2)    INVENTORIES


       Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's management evaluates inventory for potentially obsolete or slow-moving items based on management's analysis of inventory levels, sales forecasts and historical sales trends, and records provisions to cost of sales as required.

       Inventories consist of the following:

                                    SEPTEMBER 30,         JULY 1, 2000
                                        2000
                                   ------------------   ------------------

       Raw materials            $        1,473                1,268
       Work in process                   1,535                1,641
       Finished Goods                   11,331               14,857
                                   ------------------   ------------------

                                $       14,339               17,766
                                   ==================   ==================


(3)    OPERATING SEGMENTS


       The Company has two reportable segments: Wholesale and Outlet Retail. The Company's reportable segments are strategic business units that offer similar products through different distribution channels. The Wholesale segment designs, markets, manufactures, sources and distributes casual wear and sportswear for men and boys and licenses the Company's trademarks for specified products. The Outlet Retail segment operates the Company's outlet and clearance stores.

       Summarized segment information as of September 30, 2000 and October 2, 1999 and for the three months ended September 30, 2000 and October 2, 1999 is presented below.


                                                         Wholesale           Outlet          Total
                                                                             Retail
                                                       ---------------    -------------    -----------

                 Quarter ended September 30, 2000
                 Revenues                           $       8,745             4,369          13,114
                 Operating income (loss)                      308               423             731
                 Total assets                              29,481             3,249          32,730
                 Capital expenditures                         269                19             288
                 Depreciation and amortization                668                71             739

                 Quarter ended October 2, 1999
                 Revenues                           $      11,603             4,460          16,063
                 Operating income (loss)                      (44)              416             372
                 Total assets                              37,354             3,095          40,449
                 Capital expenditures                         102               (88)             14
                 Depreciation and amortization                741                47             788

 (4)   CUSTOMER CONCENTRATION

       During the three months ended September 30, 2000 and October 2, 1999 approximately 24.0% and 24.4% of the Company's sales were to one customer. In addition, during the same three month period 46.5% and 44.2% of the Company's sales were made to its five largest customers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

         The forward-looking statements in this Quarterly Report are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

         The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.


RESULTS OF OPERATIONS

         Net Sales

         Consolidated net sales for the first quarter ended September 30, 2000 totaled $13.1 million, as compared to $16.1 million for the first quarter ended October 2, 1999, a decrease of 18.6%. A summary of Duck Head's net sales for the quarters ended September 30, 2000 and October 2, 1999 follows:


Net Sales (in millions)

                                      Wholesale                  Retail                      Total

------------------------------- ----------------------- -------------------------- --------------------------
First quarter 2001 ($)                             8.7                        4.4                       13.1
------------------------------- ----------------------- -------------------------- --------------------------
First quarter 2000 ($)                            11.6                        4.5                       16.1
------------------------------- ----------------------- -------------------------- --------------------------
(Decrease) ($)                                    (2.9)                      (0.1)                      (3.0)
------------------------------- ----------------------- -------------------------- --------------------------
Percent (decrease)                               (25.0)                      (2.2%)                    (18.6%)
------------------------------- ----------------------- -------------------------- --------------------------

         The decrease in wholesale sales dollars reflected a decrease in unit shipments, which was primarily due to the reduction in categories of Duck Head product carried at two key accounts, and to reduced volume at other accounts, which were partially offset by lower sales returns and allowances. As a result of Duck Head reducing margin support agreement commitments with two key accounts, those accounts chose to reduce the categories of Duck Head product, namely men's tops and boys' products, that they carry. This reduction in the categories of Duck Head product carried by these two key accounts resulted in a $2.1 million reduction in sales to these accounts in the first quarter of fiscal year 2001 as compared with the first quarter of fiscal year 2000. Men's bottoms continue to be carried at these two accounts. Reduced volume at other accounts was due to the reduction of inventory levels at several key accounts. These reductions reflected a change in merchandise mix, including a reduction in fashion inventory, which is delivered in one-shot deliveries, and an increase in core and key item replenishment inventories which require lower in-stock levels on the retail floor. Sales returns and allowances were $0.2 million lower in the first quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000 as a result of the reduction or elimination of margin support arrangements with several customers and the elimination of many seasonal product return arrangements.

         The decreases in Duck Head retail store sales resulted from a comparable store sales decrease of 8% partially offset by more stores on the average being open during the first quarter of fiscal year 2001 as compared with the first quarter of fiscal year 2000. The comparable store sales decrease accounted for $0.3 million while the increase in sales due to more stores on the average being open accounted for $0.2 million. During the first quarter of fiscal 2001 Duck Head did not open or close any stores, and at September 30, 2000 Duck Head operated 26 retail outlet stores. Duck Head believes that the number of stores currently open is an appropriate number given the geographic distribution of the "Duck Head" brand through its current wholesale channels. Duck Head's strategy continues to include closing poor performing stores, the investigation of new store openings in better outlet malls in the Southeastern and Southwestern United States, and the geographic expansion of retail stores to the extent that wholesale distribution expands outside the Southeastern and Southwestern United States. Duck Head plans to close two underperforming stores in fiscal year 2001 and open two or three new retail stores in the middle to later part of fiscal 2001.

         Gross Profit

         Consolidated gross profit and gross profit margin for the first quarter of fiscal year 2001 were $5.1 million and 38.9%, respectively, as compared to $4.9 million and 30.4%, respectively, for the first quarter of fiscal year 2000, an increase in consolidated gross profit of 4.1%.

         Gross profit was $3.0 million and gross profit margin was 34.5% on wholesale sales for the first quarter of fiscal year 2001, as compared to $3.0 million and 25.9%, respectively, for the first quarter of fiscal year 2000. The increase in gross profit margin was primarily due to lower product cost and, as described above, lower sales returns and allowances. Product costs were reduced due to better product sourcing arrangements with domestic fabric, offshore contractors and offshore package good vendors and more efficient use of leased offshore production capacity due to the completion of the downsizing of a manufacturing facility in the first quarter of fiscal year 2000. Gross profit remained flat due to increased gross profit margin offset by lower sales. Duck Head expects the improved gross profit margin to continue.

         Gross profit was $2.1 million and gross profit margin was 47.7% on retail sales for the first quarter of fiscal year 2001 as compared to $1.9 million and 42.2%, respectively, for the first quarter of fiscal year 2000. This $0.2 million increase in gross profit was primarily due to higher gross profit margins, partially offset by lower sales. The increase in gross profit margin was primarily due to better margins in the first quarter of fiscal 2001 on goods produced by Duck Head. In addition, gross profit margins were negatively affected during the first quarter of fiscal year 2000 by the liquidation of goods purchased from Duck Head's womenswear licensee. The womenswear license agreement was terminated during fiscal year 1999 and the remaining products in Duck Head's retail stores purchased from this licensee were sold at poor gross profit margins. Duck Head expects the improved gross profit margin to continue.

         Selling, General and Administrative Expenses

         During the first quarter of fiscal year 2001, consolidated selling, general and administrative expenses were $4.8 million, as compared to $5.3 million during the first quarter of fiscal year 2000, a decrease of 9.4%. For the first quarter of fiscal year 2001, expenses in this category were 36.6% of net sales as compared to 32.9% of net sales for the first quarter of fiscal year 2000.

         Wholesale selling, general and administrative expenses for the first quarter of fiscal year 2001 decreased by $0.6 million as compared to the first quarter of fiscal year 2000. The dollar decrease was primarily due to reductions in marketing, product development and distribution expenses. Duck Head expects this lower selling, general and administrative expense level to continue.

         Retail selling, general and administrative expenses for the first quarter of fiscal year 2001 increased by $0.1 million as compared to the first quarter of fiscal year 2000. The increase was primarily due to higher selling costs due to more stores being open on average during the first quarter of fiscal year 2001 as compared to the first quarter of fiscal 2000 partially offset by lower home office costs. Based on the current number of stores, Duck Head expects this new level of retail selling, general and administrative expenses to continue.

         Operating Income

         Consolidated operating income for the first quarter of fiscal year 2001 was $0.7 million, as compared to $0.4 million operating income for the first quarter of fiscal year 2000.

         Wholesale operating income for the first quarter of fiscal year 2001 was $0.3 million, as compared to operating losses of $50,000 for the first quarter of fiscal year 2000. Included in the wholesale operating income for the first quarter of fiscal year 2001 and in the operating loss for the first quarter of fiscal year 2000 was $0.4 million of royalty income on license agreements. The first quarter of fiscal year 2000 also included a $0.4 million gain on an insurance settlement.

         Primarily as a result of the factors described above, retail operating income for the first quarter of both fiscal years 2001 and 2000 was $0.4 million.

         Net Interest Expense. For the first quarter of fiscal year 2001, net interest expense was $0.2 million, as compared to $2.1 million for the first quarter of fiscal year 2000. In the fourth quarter of fiscal year 2000, pursuant to the Distribution Agreement to which the Company and Delta Woodside Industries, Inc. are parties related to the spin-off of the Company by Delta Woodside, the affiliated debt was contributed to equity or repaid and replaced with significantly lower levels of third party debt. This decreased the Company's interest expense.

         Taxes. The effective tax rate was 4.9% expense on a pretax profit for the first quarter of fiscal year 2001 as compared to (0.1)% expense on a pretax loss for the first quarter of fiscal year 2000. The tax expense in both quarters represents various state minimum alternative taxing systems.

         Net Income/ Loss. Net income for the first quarter of fiscal year 2001 was $0.5 million, as compared to a net loss of $1.8 million for the first quarter of fiscal year 2000. The improvement was due to the factors described above.

         Inventories. Inventories decreased to $14.3 million at September 30, 2000 from $17.8 million at July 1, 2000, a decrease of $3.5 million or 19.7%.
The decrease in inventories reflects decreases in finished goods and work in process inventories offset by increases in raw material inventories. This overall decrease was due to Duck Head's inventory control strategy which includes aggressive sales of close-out inventories and reductions in the production levels at Duck Head's own sewing facility.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, $5.4 million was outstanding under Duck Head's term loan at a weighted interest rate of 9.28%. At September 30, 2000, Duck Head had $0.1 of loans outstanding and had approximately $9.6 million of borrowings available to it under its revolving credit facility.

         Duck Head's operating activities resulted in $1.7 million of cash provided during the first quarter of fiscal year 2001 as compared to $3.3 million of cash provided during the first quarter of fiscal year 2000. The cash provided in the first quarter of both fiscal year 2001 and fiscal year 2000 was primarily the result of reductions in inventories partially offset by increases in accounts receivable.

         Capital expenditures of $0.3 million were made in the first quarter of fiscal year 2001, as compared to $14,000 of capital expenditures during the first quarter of fiscal year 2000. The expenditures in the first quarter of fiscal year 2001 were primarily for fixtures for in-store shops and focal areas placed in major retailers and for hardware and software related to Duck Head's information technology programs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity

         Duck Head's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. An interest rate increase would have a negative impact on Duck Head to the extent that it has borrowings outstanding under either its term loan or its revolving line of credit. Based on the amount of Duck Head's indebtedness during the first quarter of fiscal 2001, if the interest rate on this outstanding indebtedness had been increased by 1%, Duck Head's interest expense during the quarter would have been approximately $16,000 higher than the actual expense. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

                                    PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On October 24, 2000, the Company filed a lawsuit in the United States Federal District Court for the Northern District of Georgia against Bettis C. Rainsford and Talmadge Knight alleging that Messrs. Rainsford and Knight have violated Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rules promulgated thereunder by, among other things, failing to disclose that Messrs. Rainsford and Knight are and have been acting as a "group" under the federal securities laws and by failing to make the appropriate filings under Section 13(d) disclosing the actions and intentions of the Rainsford-Knight group. The lawsuit requests that the Court enter an order against Messrs. Rainsford and Knight finding that they have violated Section 13(d) of the Exchange Act and rules promulgated thereunder and ordering them to make the required filings and disclosures and for such other relief as may be appropriate.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Company's incentive stock award plan, on August 1, 2000 the Company issued an aggregate of 7,350 shares of the Company's common stock to officers and key and middle management employees of the Company in exchange for $73.50 aggregate consideration ($0.01 per share, as provided by the incentive stock award plan). Issuance of these shares to such officers and key and middle management employees was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES*

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*

ITEM 5.   OTHER INFORMATION*

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          27    Financial Data Schedule (For SEC purposes only)

     (b)  Reports on Form 8-K filed during quarter ended September 30, 2000

          None

* Items 3, 4 and 5 are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Duck Head Apparel Company, Inc.
                                ----------------------------------
                                (Registrant)




Date  November 1, 2000           /s/ K. Scott Grassmyer.
      ----------------------     -------------------------------------
                                 K. Scott Grassmyer
                                 Senior Vice President, Chief Financial Officer,
                                 Secretary and Treasurer