Form 10-Q
period 2000-12-30
DUCK HEAD APPAREL CO INC
filed 2001-02-13
CIK 1101395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File Number  1-15585



                         DUCK HEAD APPAREL COMPANY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)



          GEORGIA                                                58-2510086
          -------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

1020 Barrow Industrial Pkwy,
Winder, Georgia                                                     30680
----------------                                            -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (770) 867-3111
                                 --------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X ]   No [    ]   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--2,807,213 shares as of February 12, 2001


                                      INDEX

DUCK HEAD APPAREL COMPANY, INC.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                                        Page
                                                                                                 ----

Condensed consolidated balance sheets--
December 30, 2000 and July 1, 2000                                                                    3

Consolidated statements of operations--
Three and six month periods ended December 30, 2000 and January 1, 2000                               5

Condensed consolidated statements of cash flows
Three months ended December 30, 2000 and January 1, 2000                                              6

Notes to condensed consolidated financial statements- December 30, 2000                            8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                            10-15

Item 3.  Quantitative and Qualitative Disclosures about Market                                       15
         Risk

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           15

Item 2.  Changes in Securities and Use of Proceeds                                                   16

Item 4.  Submission of Matters to a Vote of Securities Holders                                       17

Item 6.  Exhibits and Reports on Form 8-K                                                            17


SIGNATURES                                                                                           18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  DUCK HEAD APPAREL COMPANY, INC.
                               Condensed Consolidated Balance Sheets
                             (Amounts in thousands except share data)
                                            (Unaudited)
                                                                December 30,          July 1,
                             Assets                                 2000                2000
                                                                --------------    -----------------

Current assets:
   Cash and cash equivalents                                        4,018                1,275
   Accounts receivable, less allowances of
     $1,041 in December 2000 and $1,219 in July 2000                2,355                3,191
   Inventories (note 2)                                            13,490               17,766
   Prepaid expenses and other current assets (note 5)                 793                  269
                                                                --------------    -----------------
                   Total current assets                            20,656               22,501

Property, plant and equipment, net                                 10,202               10,842
Other assets                                                          388                   --
                                                                --------------    -----------------
                                                                   31,246               33,343
                                                                ==============    =================

             Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                 1,077                1,621
   Accrued expenses                                                 3,486                4,161
   Current portion of long-term debt                                  960                  960
   Income taxes payable                                                40                   --
                                                                --------------    -----------------
                   Total current liabilities                        5,563                6,742

Long-term debt                                                      4,160                4,640
Other liabilities                                                     361                  798
                                                                --------------    -----------------
                   Total liabilities                               10,084               12,180

Stockholders' equity:
   Preferred stock, 2,000,000 shares authorized;
     none issued and outstanding                                       --                   --


  Common stock, $0.01 par value; 9,000,000 shares authorized;
     2,807,213 issued and outstanding at December 30, 2000;
     2,399,863 issued and outstanding at July 1, 2000                  28                   24
   Additional paid-in capital                                      21,800               21,139
   Accumulated deficit                                               (666)                  --
                                                                --------------    -----------------
                      Total stockholders' equity                   21,162               21,163

                                                                   31,246               33,343
                                                                ==============    =================


See accompanying notes to condensed consolidated financial statements.




                         DUCK HEAD APPAREL COMPANY, INC.
                      Consolidated Statements of Operations
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                          For the three months ended              For the six months ended
                                                     ------------------------------------- ---------------------------------------
                                                         December 30,        January 1,      December 30,         January 1,
                                                             2000               2000             2000                2000
                                                     ------------------- ----------------- ------------------ --------------------

Net sales                                          $            9,506           12,929            22,620               28,992
Cost of goods sold                                              5,928            8,904            13,980               20,030
                                                     ------------------- ----------------- ------------------ --------------------
                          Gross profit                          3,578            4,025             8,640                8,962

Selling, general and administrative expenses                    5,186            5,018             9,946               10,350
Other income                                                     (559)            (399)             (988)              (1,166)
                                                     ------------------- ----------------- ------------------ --------------------
                          Operating loss                       (1,049)            (594)             (318)                (222)
                                                     ------------------- ----------------- ------------------ --------------------
Interest expense:
       Interest expense, net                                      150              206               308                  338
       Intercompany interest expense                               --            1,882                --                3,869
                                                     ------------------- ----------------- ------------------ --------------------
                                                                  150            2,088               308                4,207
                                                     ------------------- ----------------- ------------------ --------------------
                          Loss before income taxes             (1,199)          (2,682)             (626)              (4,429)
Income taxes                                                       12               21                40                   30
                                                     ------------------- ----------------- ------------------ --------------------
                          Net loss                $            (1,211)          (2,703)             (666)              (4,459)
                                                     =================== ================= ================== ===================
Basic net loss per share                          $             (0.50)           (1.13)            (0.28)               (1.87)
                                                     =================== ================= ================== ====================
Diluted net loss per share                        $             (0.50)           (1.13)            (0.28)               (1.87)
                                                     =================== ================= ================== ====================
Weighted average shares outstanding used in basic
        per-share calculation                                   2,412            2,386             2,408                2,383
                                                     =================== ================= ================== ====================
Weighted average shares outstanding used in
       diluted per-share calculation                            2,412            2,386             2,408                2,383
                                                     =================== ================= ================== ====================

See accompanying notes to condensed consolidated financial statements.


                                               DUCK HEAD APPAREL COMPANY, INC.
                                       Condensed Consolidated Statements of Cash Flows
                                                    (Amounts in thousands)
                                                         (Unaudited)

                                                                                         December 30,          January 1,
                                                                                             2000                 2000
                                                                                      -------------------- --------------------


Operating activities:
    Net loss                                                                        $            (666)              (4,459)
    Adjustments to reconcile net loss to net cash
           provided by operating activities:
                   Depreciation                                                                 1,419                1,579
                   Deferred taxes                                                                  --                 (233)
                   Loss on sale of property and equipment                                          --                  (58)
                   Provision for losses on accounts receivable                                   (178)                 (24)
                   Changes in operating assets and liabilities:
                              Trade accounts receivable                                         1,014                2,809
                              Inventories                                                       4,276                8,510
                              Prepaid and other current assets                                   (524)                 (83)
                              Accounts payable                                                   (544)              (1,157)
                              Accrued expenses                                                   (675)              (1,770)
                              Income taxes payable                                                 40                  913
                              Other liabilities                                                  (437)                  58
                                                                                      -------------------- --------------------
                              Net cash provided by
                                 operating activities                                           3,725                6,085
                                                                                      -------------------- --------------------
Investing activities:
    Purchases of property, plant and equipment                                                   (688)                (251)
    Asset adjustments                                                                             (91)                  --
    Proceeds from sale of property, plant and equipment                                            --                  813
    Investment in other assets                                                                   (388)                  --
                                                                                      -------------------- --------------------
                             Net cash (used in) provided by
                                investing activities                                           (1,167)                 562
                                                                                      -------------------- --------------------
Financing activities:
    Change in obligations under capital leases, net                                                                    (29)
    Change in revolving credit facility
    Principal payments on long-term debt                                                         (480)                (126)
    Stock option/incentive award                                                                  665                   --


   Change in due to Parent, net                                                                   --               (6,549)
                                                                                      -------------------- --------------------
                               Net cash used in financing activities                              185              (6,704)
                                                                                      -------------------- --------------------
                               Increase in cash                                                 2,743                 (57)

Cash at beginning of period                                                                     1,275                 236
                                                                                      -------------------- --------------------
Cash at end of quarter                                                              $           4,018                 179
                                                                                      ==================== ====================


See accompanying notes to condensed consolidated financial statements.

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for the three months and six months ended December 30, 2000 and January 1, 2000, respectively, include the operations and accounts of Duck Head Apparel Company, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of the Company at December 30, 2000 and the results of its operations and its cash flows for the three months and six months ended December 30, 2000 and January 1, 2000. The results for the six months ended December 30, 2000 are not necessarily indicative of the expected results for the full year or any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's form 10-K for the fiscal year ended July 1, 2000.


(2)  Inventories


     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's management evaluates inventory for potentially obsolete or slow-moving items based on management's analysis of inventory levels, sales forecasts and historical sales trends, and records provisions to cost of sales as required.

     Inventories consist of the following:

                                         December 30,           July 1, 2000
                                            2000
                                      ------------------      -----------------

Raw materials                          $          988               1,268
Work in process                                 1,435               1,641
Finished Goods                                 11,067              14,857
                                      ------------------      -----------------

                                       $       13,490              17,766
                                      ==================      =================

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

       Summarized segment information as of December 30, 2000 and January 1, 2000 and for the six months ended December 30, 2000 and January 1, 2000 and for the quarter ended December 30, 2000 and January 1, 2000 is presented below.


                                          Wholesale           Outlet          Total
                                                              Retail
                                       ---------------    -------------    -----------


     Quarter ended December 30, 2000
     Revenues                           $       5,304             4,202           9,506
     Operating income (loss)                   (1,031)              (18)         (1,049)
     Total assets                              28,009             3,237          31,246
     Capital expenditures                         203               197             400
     Depreciation and amortization                612                68             680

     Quarter ended January 1, 2000
     Revenues                           $       9,011             3,918          12,929
     Operating income (loss)                     (735)              141            (594)
     Total assets                              30,888             2,899          33,787
     Capital expenditures                         232                 5             237
     Depreciation and amortization                725                66             791

     Six months ended December 30, 2000
     Revenues                           $      14,049             8,571          22,620
     Operating income (loss)                     (723)              405            (318)
     Total assets                              28,009             3,237          31,246
     Capital expenditures                         472               216             688
     Depreciation and amortization              1,280               139           1,419

     Six months ended January 1, 2000
     Revenues                           $      20,614             8,378          28,992
     Operating income (loss)                     (779)              557            (222)
     Total assets                              30,888             2,899          33,787
     Capital expenditures                         334               (83)            251
     Depreciation and amortization              1,466               113           1,579

 (4)   Customer Concentration

       During the six months ended December 30, 2000 and January 1, 2000 approximately 24.4% and 25.8% of the Company's sales were to one customer. In addition, during the same six-month periods 48.9% and 47.0% of the Company's sales were made to its five largest customers respectively. 39.9% and 48.9% of gross accounts receivable were with one customer at December 30, 2000 and July 1, 2000. In addition, 52.7% and 69.8% of gross accounts receivable were with two customers at the same dates respectively.

(5)      Other Current Assets

       On December 30, 2000, Robert D. Rockey, Chairman of the Board and Chief Executive Officer, and William V. Roberti, President and Chief Operating Officer, exercised options for which the Company issued stock. The total amount due to the Company as a result of the exercised options was $656,960. At the close of the quarter $120,000 was paid and the remaining $536,960 was recorded as a receivable and included in other current assets. The balance was paid in full by January 5, 2001.


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

Results of Operations

         Net Sales

         Consolidated net sales for the second quarter ended December 30, 2000 totaled $9.5 million, as compared to $12.9 million for the second quarter ended January 1, 2000, a decrease of 26.4%. Consolidated net sales for the six months ended December 30, 2000 totaled $22.6 million, as compared to $29.0 million for the six months ended January 1, 2000, a decrease of 22.1%. A summary of Duck Head's net sales for the three-month and six-month periods ended December 30, 2000 and January 1, 2000 are as follows:

Net Sales (in millions)

                                         Wholesale               Retail                      Total
------------------------------------ ------------------ -------------------------- --------------------------

Three months ended:
    December 30, 2000 ($)                         5.3                    4.2                        9.5
    January 1, 2000  ($)                          9.0                    3.9                       12.9
Increase/(Decrease) ($)                          (3.7)                   0.3                       (3.4)
Percent increase(decrease)                     (41.1%)                   7.7%                     (26.4%)

Six months ended:
    December 30, 2000 ($)                        14.0                    8.6                       22.6
    January 1, 2000  ($)                         20.6                    8.4                       29.0
Increase/(Decrease) ($)                          (6.6)                   0.2                       (6.4)
Percent increase(decrease)                      (32.0%)                  2.4%                     (22.1%)

         The decrease in wholesale sales dollars in both the three months and six months ended December 30, 2000 as compared to the three months and six months ended January 1, 2000 reflected a decrease in unit shipments, which was primarily due to reduced sales to major accounts and reduced sales of close-out inventory to close-out accounts, partially offset by increases in private label sales and lower sales returns and allowances. The decrease in sales to major accounts, which accounted for decreases of approximately $3.2 million and $6.6 million in the three month and six month periods ended December 30, 2000, respectively, as compared to the prior year periods, was due to lower offering and sales of fashion goods during the three month and six month periods ended
December 30, 2000 as compared to the three month and six month periods ended January 1, 2000 and due to inventory reduction efforts at our largest customer. The decrease in fashion offerings was in line with the Company's continuing strategy to shift the mix of its product to a heavier mix of core product and key items and a lower mix of fashion inventory. Inventory levels at Duck Head's largest account were reduced by approximately $1.1 million during the three months ended December 30, 2000 and $2.0 million during the six month period ended December 30, 2000. Duck Head product was carried in approximately the same number of doors at this account during the three-month and six-month periods ended December 30, 2000 as in the three-month and six-month periods ended January 1, 2000. Sales to close-out accounts were $1.6 million lower during the three months and $1.7 million lower in the six months ended December 30, 2000 as compared to the three and six month periods ended January 1, 2000 due to significantly lower levels of close-out inventory available to sell. Private label sales increased by $0.7 million and $1.2 million during the three and six month periods ended December 30, 2000 as compared to the three and six-month periods ended January 1, 2000.

         The increases in Duck Head retail store sales during both the three month and six month periods ended December 30, 2000 as compared to the three and six month periods ended January 1, 2000 resulted from more stores on the average being open, including temporary locations, in the three and six month periods ended December 30, 2000 as compared to the three and six month periods ended January 1, 2000, partially offset by comparable store sales decreases of 4.4% and 6.1% during the three and six months ended December 30, 2000, respectively. During the three-month and six-month periods ended December 30, 2000, Duck Head opened two stores and closed one store, and at December 30, 2000 Duck Head operated 27 retail outlet stores. Duck Head believes that the number of stores currently open is an appropriate number given the geographic distribution of the "Duck Head" brand through its current wholesale channels. Duck Head's strategy continues to include closing poor performing stores, the investigation of new store openings in better outlet malls in the Southeastern and Southwestern United States, and the geographic expansion of retail stores to the extent that wholesale distribution expands outside the Southeastern and Southwestern United States.

         Gross Profit

         Consolidated gross profit and gross profit margin for the second quarter ended December 30, 2000 were $3.6 million and 37.9%, respectively, as compared to $4.0 million and 31.0%, respectively, for the second quarter ended January 1, 2000, a decrease in consolidated gross profit of 10%. Consolidated gross profit and gross profit margin for the six months ended December 30, 2000 were $8.6 million and 38%, respectively, as compared to $9.0 million and 31.0%, respectively, for the six months ended January 1, 2000, a decrease in consolidated gross profit of 4.4%.

         Gross profit was $1.9 million and gross profit margin was 35.8% on wholesale sales for the second quarter ended December 30, 2000, as compared to $2.3 million and 25.6%, respectively, for the second quarter ended January 1, 2000. Gross profit was $4.9 million and gross profit margin was 35.0% on wholesale sales for the six months ended December 30, 2000, as compared to $5.4 million and 26.2%, respectively, for the six months ended January 1, 2000. The increase in gross profit margin for both the three and six month periods ended December 30, 2000 was primarily due to lower product cost, lower sales returns and allowances and sales of close-out inventory, which are sold at low gross profit margins, being a lower percentage of the total sales mix. Product costs were reduced due to better product sourcing arrangements with domestic fabric, offshore contractor and offshore package good vendors and more efficient use of leased offshore production capacity due to the completion of the downsizing of a manufacturing facility in the first quarter of fiscal year 2000. Gross profit decreased due to lower sales partially offset by the increase in gross profit margin.

         Gross profit was $1.7 million and gross profit margin was 40.5% on retail sales for the second quarter ended December 30, 2000 as compared to $1.7 million and 43.6%, respectively, for the second quarter ended January 1, 2000. Gross profit was $3.7 million and gross profit margin was 43.0% on retail sales for the six months ended December 30, 2000 as compared to $3.6 million and 42.9%, respectively, for the six months ended January 1, 2000. The decrease in gross profit margin in the second quarter ended December 30, 2000 was due to a more promotional environment during the 2000 holiday selling season as compared to the 1999 holiday selling season and due to higher sales through temporary locations where gross profit margins are usually lower than at outlet stores.

         Selling, General and Administrative Expenses

         During the second quarter ended December 30, 2000, consolidated selling, general and administrative expenses were $5.2 million, as compared to $5.0 million during the second quarter ended January 1, 2000 an increase of 4.0%. During the six months ended December 30, 2000, consolidated selling, general and administrative expenses were $9.9 million, as compared to $10.4 million during the six months ended January 1, 2000 a decrease of 4.8 %. For the three months ended December 30, 2000, expenses in this category were 54.7% of net sales as compared to 38.8% of net sales for the three months ended January 1, 2000. For the six months ended December 30, 2000, expenses in this category were 43.8% of net sales as compared to 35.9% of net sales for the six months ended January 1, 2000.

         Wholesale selling, general and administrative expenses for the second quarter ended December 30, 2000 were flat when compared to the second quarter ended January 1, 2000. Wholesale selling, general and administrative expenses for the six months ended December 30, 2000 were 9.6% lower than during the six months ended January 1, 2000. Reductions in marketing, product development and distribution expenses were experienced during both the three and six-month periods ended December 30, 2000 as compared to the three and six-month periods ended January 1, 2000. General and administrative expenses were higher in both the three and six-month periods ended December 30, 2000 as compared to the three and six-month periods ended January 1, 2000. These increases in general and administrative expenses were primarily due to expenses associated with a proxy contest, and expenses associated with the search for and hiring of a new President. William V. Roberti was hired in October of 2000 as President and Chief Operating Officer. Mr. Roberti will become Chief Executive Officer in March of 2001 when Mr. Rockey will resign that position and remain as Chairman at a reduced salary. In January of 2001, a significant staff reduction took place, which will result in a significant reduction in selling, general and administrative expenses going forward. A charge of approximately $400,000 will be recorded in the third quarter related to severance costs associated with the staff reduction. Duck Head expects a lower wholesale selling, general and administrative expense level in the future.

         Retail selling, general and administrative expenses for the three and six-month periods ended December 30, 2000 increased by $0.2 million as compared to the three and six-month periods ended January 1, 2000. The increase was primarily due to higher selling costs due to more stores being open on average during both the three and six-month periods ended December 30, 2000 as compared to the three and six month periods ended January 1, 2000, partially offset by lower home office costs. Based on the current number of stores, Duck Head expects this new level of retail selling, general and administrative expenses to continue.

         Operating Income / Loss

         Consolidated operating loss for the second quarter ended December was $1.0 million, as compared to $0.6 million operating loss for the second quarter ended January 1, 2000. Consolidated operating loss for the six months ended December was $0.3 million, as compared to $0.2 million operating loss for the six months ended January 1, 2000.

         Wholesale operating loss for the three months ended December 30, 2000 was $1.0 million, as compared to operating losses of $0.7 million for the three months ended January 1, 2000. Wholesale operating loss for the six months ended December 30, 2000 was $0.7 million, as compared to operating losses of $0.8 million for the six months ended January 1, 2000. Included in the wholesale operating loss for the three and six months ended December 30, 2000 was $0.6 million and $1.0 million, respectively, of royalty income on license agreements as compared to $0.3 million and $0.7 million, respectively, in the three and six month periods ended January 1, 2000. The six months ended January 1, 2000 included a $0.4 million gain on an insurance settlement.

         Primarily as a result of the factors described above, retail operating loss for the three months ended December 30, 2000 was $18,000 as compared to operating income of $0.1 million for the three months ended January 1, 2000.
Primarily as a result of the factors described above, retail operating income for the six months ended December 30, 2000 was $0.4 million as compared to operating income of $0.6 million for the six months ended January 1, 2000.

         Net Interest Expense. For the second quarter ended December 30, 2000 net interest expense was $0.2 million, as compared to $2.0 million for the second quarter ended January 1, 2000. For the six months ended December 30, 2000 net interest expense was $0.3 million, as compared to $4.2 million for the six months ended January 1, 2000. In the later part of the year ended July 1, 2000, pursuant to the Distribution Agreement to which the Company and Delta Woodside Industries, Inc. are parties related to the spin-off of the Company by Delta Woodside, the affiliated debt was contributed to equity or repaid and replaced with significantly lower levels of third party debt. This decreased the Company's interest expense.

         Taxes. The effective tax rate was (1.0)% expense on a pretax loss for the three months ended December 30, 2000 as compared to (0.6)% expense on a pretax loss for the three months ended January 1, 2000. The effective tax rate was (6.4)% expense on a pretax loss for the six months ended December 30, 2000 as compared to (0.7)% expense on a pretax loss for the six months ended January 1, 2000. The tax expense in all of these periods results from various state minimum alternative-taxing systems.

         Net Loss. Net loss for the second quarter ended December 30, 2000 was $1.2 million, as compared to a net loss of $2.7 million for the second quarter ended January 1, 2000. Net loss for the six months ended December 30, 2000 was $0.7 million, as compared to a net loss of $4.5 million for the six months ended January 1, 2000. The improvement was due to the factors described above.

         Inventories. Inventories decreased to $13.5 million at December 30, 2000 from $17.8 million at July 1, 2000, a decrease of $4.3 million or 24.2%. The decrease in inventories reflects decreases in all categories of inventory. This decrease was due to Duck Head's inventory control strategy, which includes aggressive sales of close-out inventories and reductions in the production levels at Duck Head's own sewing facility.

Liquidity and capital resources

         At December 30, 2000, $5.1 million was outstanding under Duck Head's term loan at a weighted interest rate of 9.28%. At December 30, 2000, Duck Head did not have any loans outstanding under its revolving credit facility and had approximately $8.2 million of borrowings available.

         Duck Head's operating activities resulted in $3.7 million of cash provided during the six months ended December 30, 2000 as compared to $6.1 million of cash provided during the six months ended January 1, 2000. The cash provided during the first six months of both fiscal year 2001 and fiscal year 2000 was primarily the result of reductions in inventories and accounts receivable partially offset by a reduction in current liabilities.

         Capital expenditures of $0.7 million were made during the six months ended December 30, 2000, as compared to $0.3 million of capital expenditures during the six months ended January 1, 2000. The expenditures in the six months ended December 30, 2000 were primarily for fixtures for in-store shops and focal areas placed in major retailers and in Duck Head's own retail outlet stores and hardware and software related to Duck Head's information technology programs.

Subsequent development

         As announced on January 31, 2001, the Company has decided to pursue certain actions recommended by Kurt Salmon Associates ("KSA") designed to significantly enhance shareholder value. In November 2000, a special committee of the Company's Board of Directors, chaired by Dr. Max Lennon, was appointed by the Board to engage and work with an investment banking firm to explore any and all options to enhance shareholder value, and to recommend appropriate action to the Board of Directors. The special committee selected KSA for this work.

         The Company believes that it is not appropriate at this time to outline publicly all the steps the Company will be taking over the next several months based on the advice of KSA. In the immediate future, the Company will be looking for smaller, more cost-effective distribution and office facilities. The Company intends to market its current distribution and office facilities, which far exceed the Company's needs for the foreseeable future. The Company hopes to make future announcements of material developments as they occur, when in the best interest of the Company and its shareholders.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Sensitivity

         Duck Head's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. An interest rate increase would have a negative impact on Duck Head to the extent that it has borrowings outstanding under either its term loan or its revolving line of credit. Based on the amount of Duck Head's indebtedness during the three months ended December 30, 2000, if the interest rate on this outstanding indebtedness had been increased by 1%, Duck Head's interest expense during the quarter would have been approximately $16,000 higher than the actual expense. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On October 24, 2000, the Company filed a lawsuit in the United States Federal District Court for the Northern District of Georgia against Bettis C. Rainsford and Talmadge Knight alleging that Messrs. Rainsford and Knight violated Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rules promulgated thereunder by, among other things, failing to disclose that Messrs. Rainsford and Knight are and have been acting as a "group" under the federal securities laws and by failing to make the appropriate filings under Section 13(d) disclosing the actions and intentions of the Rainsford-Knight group. Subsequent to the filing of the lawsuit, Messrs. Rainsford and Knight filed a Schedule 13D/A providing certain additional disclosures. On January 9, 2001, the Company voluntarily dismissed the lawsuit, without prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           On November 29, 2000, the Shareholder Rights Agreement dated January 27, 2000 by and between the Company and First Union National Bank, as rights agent (the "Rights Agreement"), was amended to change the Final Expiration Date (as defined in the Rights Agreement) from January 20, 2010 to March 31, 2001. The Rights Agreement and the Rights, as defined in the Rights Agreement, are commonly referred to as a "poison pill." The effect of the amendment is that the Rights issued pursuant to the Rights Agreement will cease to be exercisable after March 31, 2001.

         On December 30, 2000, the Company issued 250,000 shares of the Company's common stock to William V. Roberti, the President and Chief Operating Officer of the Company, and 150,000 shares of the Company's common stock to a family limited partnership of Robert D. Rockey, Jr., the Chairman and Chief Executive Officer of the Company, pursuant to exercises of portions of a stock purchase right originally granted by the Company to Mr. Rockey. Mr. Rockey had previously transferred a portion of the stock purchase right to Mr. Roberti. The shares were acquired at an exercise price of $1.6424 per share, which represented the average of the closing price of the Duck Head stock during the six months following June 30, 2000. The aggregate amount of the proceeds received by the Company for these issuances was $656,960. Issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, by reason of section 4(2) of that Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The votes at the company's annual meeting of shareholders, originally scheduled for November 8, 2000 and adjourned to November 15, 2000, were as follows:

                                         For              Against           Withheld         Abstentions      Broker Nonvotes
--------------------------------------------------------------------------------------------------------------------------------

Election of Directors:
William F. Garrett                                          N/A                                  N/A                N/A
                                          1,469,194                               69,342
M. I. Goldman                                               N/A                                  N/A                N/A
                                          1,468,744                               69,792
C. C. Guy                                                   N/A                                  N/A                N/A
                                          1,468,939                               69,597
Dr. James F. Kane                                           N/A                                  N/A                N/A
                                          1,469,189                               69,347
Dr. Max Lennon                                              N/A                                  N/A                N/A
                                          1,469,194                               69,342
E. Erwin Maddrey, II                                        N/A                                  N/A                N/A
                                          1,468,505                               70,031
Buck A. Mickel                                              N/A                                  N/A                N/A
                                          1,469,094                               69,442
Robert D. Rockey, Jr.                                       N/A                                  N/A                N/A
                                          1,468,766                               69,770

Ratification of appointment of                                                 N/A                                  N/A
                                          1,919,324               9,013                              58,858
KPMG LLP as independent auditors
for fiscal year 2001


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  4.3.1 Amendment No. 1 dated November 29, 2000 to Shareholder Rights Agreement, dated as of January 27, 2000, between the Company and First Union National Bank, as Rights Agent: Incorporated by reference to the Company's Current Report on Form 8-K dated November 29, 2000 and filed with the Commission on December 19, 2000 (Commission File No. 1-15585).

                  10.9 Letter from the Company to William V. Roberti dated October 18, 2000.

                  10.10 Severance Protection Agreement dated as of November 3, 2000 by and between the Company and K. Scott Grassmyer.

                  10.11 Severance Protection Agreement dated as of November 3, 2000 by and between the Company and William B. Mattison.

                  10.12 Severance Protection Agreement dated as of November 3, 2000 by and between the Company and Michael H. Prendergast.

                  10.13 Severance Protection Agreement dated as of November 3, 2000 by and between the Company and William V. Roberti.

                  27       Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K filed during fiscal quarter ended December 30, 2000

                  Form 8-K with date of November 29, 2000. Items reported were:

                           Item 5.  Other Events

                           Item 7.  Financial statements and Exhibits


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Duck Head Apparel Company, Inc.
                                              ----------------------------------
                                              (Registrant)




Date         February 13, 2001                 /s/ K. Scott Grassmyer
      ---------------------------------        -------------------------
                                               K. Scott Grassmyer
                                               Senior Vice President, Chief
                                               Financial Officer, Secretary and
                                               Treasurer