Form 10-Q
period 2001-03-31
DUCK HEAD APPAREL CO INC
filed 2001-04-27
CIK 1101395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Common Stock, $.01 Par Value--2,855,438 shares as of April 15, 2001


                                      INDEX

DUCK HEAD APPAREL COMPANY, INC.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                                        Page
                                                                                                 ----

Condensed consolidated balance sheets--
March 31, 2001 and July 1, 2000                                                                       3

Consolidated statements of operations--
Three and six month periods ended March 31, 2001 and April 1, 2000                                    4

Condensed consolidated statements of cash flows
Three months ended March 31, 2001 and April 1, 2000                                                   5

Notes to condensed consolidated financial statements - March 31, 2001                               6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                             9-14

Item 3.  Quantitative and Qualitative Disclosures about Market                                       15
         Risk

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           15

Item 2.  Changes in Securities and Use of Proceeds                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                                            16


SIGNATURES                                                                                           17


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------

                                       DUCK HEAD APPAREL COMPANY, INC.

                                    Condensed Consolidated Balance Sheets
                                  (Amounts in thousands except share data)
                                                 (Unaudited)

                                                                              March 31,            July 1,
                 Assets                                                         2001                2000
                                                                         -----------------   -----------------
Current assets:
    Cash and cash equivalents                                          $        2,700               1,275
    Accounts receivable, less allowances of
      $1,067 in March 2001 and $1,594 in July 2000                              5,287               3,191
    Inventories (note 2)                                                       12,235              17,766
    Prepaid expenses and other current assets                                     296                 269

                                                                         -----------------   -----------------
                 Total current assets                                          20,518              22,501
Property, plant and equipment, net                                              9,734              10,842
Other assets                                                                      346                   -
                                                                         -----------------   -----------------
                                                                       $       30,598              33,343
                                                                         =================   =================
                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                   $        1,450               1,621
    Accrued expenses                                                            3,218               4,161
    Current portion of long-term debt                                             960                 960
    Income taxes payable                                                           32                   -
                                                                         -----------------   -----------------
                 Total current liabilities                                      5,660               6,742

Long-term debt                                                                  3,920               4,640
Other liabilities                                                                 373                 798
                                                                         -----------------   -----------------
                 Total liabilities                                              9,953              12,180
Stockholders' equity:
    Preferred stock, 2,000,000 shares authorized;
      none issued and outstanding                                                   -                   -
    Common stock, $0.01 par value; 9,000,000 shares authorized;
      2,852,438 issued and outstanding at March 31, 2001;
      2,399,863 issued and outstanding at July 1, 2000                             29                  24
    Additional paid-in capital                                                 21,847              21,139
    Accumulated deficit                                                        (1,231)                  -
                                                                         -----------------   -----------------
                   Total stockholders' equity                                  20,645              21,163

                                                                       $       30,598              33,343
                                                                         =================   =================

See accompanying notes to condensed consolidated financial statements.


                                         DUCK HEAD APPAREL COMPANY, INC.

                                 Condensed Consolidated Statements of Operations
                                   (Amounts in thousands except per share data)
                                                   (Unaudited)

                                                     For the three months ended       For the nine months ended
                                                   -------------------------------  -------------------------------
                                                     March 31,        April 1,        March 31,        April 1,
                                                       2001             2000            2001             2000
                                                   --------------   --------------  --------------   --------------
Net sales                                     $       10,483           13,619          33,102           42,611
Cost of goods sold                                     6,398            8,996          20,378           29,026
                                                   --------------   --------------  --------------   --------------
          Gross profit                                 4,085            4,623          12,724           13,585

Selling, general and administrative expenses           5,046            5,402          14,992           15,753
Other income                                            (473)            (387)         (1,461)          (1,553)
                                                   --------------   --------------  --------------   --------------
          Operating loss                                (488)            (392)           (807)            (615)
                                                   --------------   --------------  --------------   --------------
Interest expense:
    Interest expense, net                                 61               56             369              394
    Intercompany interest expense                          -            2,018               -            5,885
                                                   --------------   --------------  --------------   --------------
                                                          61            2,074             369            6,279
                                                   --------------   --------------  --------------   --------------
          Loss before income taxes                      (549)          (2,466)         (1,176)          (6,894)
Income taxes                                              15               26              55               57
                                                   --------------   --------------  --------------   --------------
          Net loss                            $         (564)          (2,492)         (1,231)          (6,951)
                                                   ==============   ==============  ==============   ==============
Basic and diluted net loss per share          $        (0.20)           (1.06)          (0.48)           (2.93)
                                                   ==============   ==============  ==============   ==============
Weighted average shares outstanding used in basic
     and diluted per-share calculation                 2,819            2,351           2,545            2,373
                                                   ==============   ==============  ==============   ==============

See accompanying notes to condensed consolidated financial statements.

                                         DUCK HEAD APPAREL COMPANY, INC.

                                 Condensed Consolidated Statements of Cash Flows
                                              (Amounts in thousands)
                                                   (Unaudited)
                                                                                 For the nine months ended
                                                                            ---------------------------------------
                                                                                March 31,            April 1,
                                                                                  2001                 2000
                                                                            ------------------  -------------------

Operating activities:
    Net loss                                                           $           (1,231)              (6,951)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation                                                              2,050                2,472
          Gain on sale or disposal of property and equipment                          (92)                 (64)
          Provision for losses on accounts receivable                                (152)                (602)
          Changes in operating assets and liabilities:
            Trade accounts receivable                                              (1,944)               1,061
            Inventories                                                             5,531                7,514
            Prepaid and other current assets                                          (27)                  44
            Accounts payable                                                         (171)                (888)
            Accrued expenses                                                         (951)              (1,423)
            Income taxes payable                                                       32                  643
            Other liabilities                                                        (425)                  40
                                                                            ------------------  -------------------
                   Net cash provided by
                     operating activities                                           2,620                1,846
                                                                            ------------------  -------------------
Investing activities:
    Purchases of property, plant and equipment                                       (850)                (959)
    Proceeds from sale of property, plant and equipment                                 -                  809
    Investment in other assets                                                       (346)                   -
                                                                            ------------------  -------------------

                   Net cash used in investing activities                            (1,196)                (150)
                                                                            ------------------  -------------------
Financing activities:
    Change in obligations under capital leases, net                                      -                  (114)
    Principal payments on long-term debt                                              (720)               (6,415)
    Proceeds from exercise of stock option/incentive award                             721                     -
    Change in due to Parent, net                                                         -                 5,034
                                                                            ------------------  -------------------
                   Net cash provided by (used in) financing activities                   1                (1,495)
                                                                            ------------------  -------------------
                   Increase in cash                                                  1,425                   201
Cash at beginning of period                                                          1,275                   236
                                                                            ------------------  -------------------
Cash at end of quarter                                                 $             2,700                   437
                                                                            ==================  ===================
Supplemental disclosure of cash flow information -
    interest paid                                                      $               457                   394
                                                                            ==================  ===================
    taxes paid                                                         $                23                     -
                                                                            ==================  ===================


See accompanying notes to condensed consolidated financial statements.

(1)    Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended March 31, 2001 and April 1, 2000, respectively, include the operations and accounts of Duck Head Apparel Company, Inc. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission relating to interim financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001 and the results of its operations and its cash flows for the three months and nine months ended March 31, 2001 and April 1, 2000. The results for the nine months ended March 31, 2001 are not necessarily indicative of the expected results for the full year or any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 1, 2000.


(2)    Inventories


       Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's management evaluates inventory for potentially obsolete or slow-moving items based on management's analysis of inventory levels, sales forecasts and historical sales trends, and records provisions to cost of sales as required.

       Inventories consist of the following:

                                         March 31,          July 1, 2000
                                            2001
                                    ------------------    -----------------

          Raw materials          $        1,068                 1,268
          Work in process                 1,386                 1,641
          Finished Goods                  9,781                14,857
                                    ------------------    -----------------
                                 $       12,235                17,766
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

       Summarized segment information as of March 31, 2001 and April 1, 2000 and for the nine months ended March 31, 2001 and April 1, 2000 and for the quarter ended March 31, 2001 and April 1, 2000 is presented below.

                                                  Wholesale        Outlet Retail       Total
                                                ---------------    -------------    -----------
            Quarter ended March 31, 2001
            Revenues                           $       7,796             2,687          10,483
            Operating loss                               (34)             (454)           (488)
            Total assets                              26,979             3,619          30,598
            Capital expenditures                         146                16             162
            Depreciation and amortization                572                59             631

            Quarter ended April 1, 2000
            Revenues                           $      11,043             2,576          13,619
            Operating loss                               (11)             (381)           (392)
            Total assets                              31,473             3,361          34,834
            Capital expenditures                         582               126             708
            Depreciation and amortization                752               141             893

            Nine months ended March 31, 2001
            Revenues                           $      21,845            11,257          33,102
            Operating income (loss)                     (759)              (48)           (807)
            Total assets                              26,979             3,619          30,598
            Capital expenditures                         618               232             850
            Depreciation and amortization              1,852               198           2,050


            Nine months ended April 1, 2000
            Revenues                           $      31,657            10,954          42,611
            Operating income (loss)                     (790)              175            (615)
            Total assets                              31,473             3,361          34,834
            Capital expenditures                         916                43             959
            Depreciation and amortization              2,218               254           2,472

 (4)   Customer Concentration

       During the nine months ended March 31, 2001 and April 1, 2000 approximately 24.3% and 23.7% of the Company's sales were to one customer. In addition, during the same nine-month periods 44.8% and 48.0% of the Company's sales were made to its five largest customers respectively. A total of 34.2% and 48.9% of gross accounts receivable were with one customer at March 31, 2001 and July 1, 2000, respectively. In addition, 49.8% and 69.8% of gross accounts receivable were with two customers at the same dates respectively.


(5)    Stockholders' equity

       On November 1, 2000, Duck Head Apparel Company Inc. announced that the Board of Directors authorized the repurchase by the company in open market transactions up to $3 million of Duck Head Apparel Company Inc. common stock. All purchases are to be made at the discretion of management in accordance with the IRS guidelines for shares repurchased after spin-off. As of March 31, 2001, no shares have been repurchased.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

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

Results of Operations

         Net Sales

         Consolidated net sales for the third quarter ended March 31, 2001 totaled $10.5 million, as compared to $13.6 million for the third quarter ended April 1, 2000, a decrease of 22.8%. Consolidated net sales for the nine months ended March 31, 2001 totaled $33.1 million, as compared to $42.6 million for the nine months ended April 1, 2000, a decrease of 22.3%. A summary of Duck Head's net sales for the three-month and nine-month periods ended March 31, 2001 and April 1, 2000 are as follows:


Net Sales (in millions)

                                         Wholesale               Retail                      Total
                                     ------------------ -------------------------- --------------------------
Three months ended:
    March 31, 2001 ($)                             7.8                        2.7                       10.5
    April 1, 2000  ($)                            11.0                        2.6                       13.6
Increase/(Decrease) ($)                           (3.2)                       0.1                       (3.1)
Percent increase(decrease)                       (29.1%)                      3.8%                     (22.8%)

Nine months ended:
    March 31, 2001 ($)                            21.8                       11.3                       33.1
    April 1, 2000  ($)                            31.7                       11.0                       42.7
Increase/(Decrease) ($)                           (9.9)                       0.3                       (9.6)
Percent increase(decrease)                       (31.2%)                      2.7%                     (22.5%)

         The decrease in wholesale sales dollars in both the three months and nine months ended March 31, 2001 as compared to the three months and nine months ended April 1, 2000 reflected a decrease in unit shipments, which was primarily due to reduced sales to major accounts and reduced sales of close-out inventory to close-out accounts, partially offset by increases in private label sales and lower sales returns and allowances. The decrease in sales to major accounts, which accounted for decreases of approximately $2.9 million and $8.9 million in the three month and nine month periods ended March 31, 2001, respectively, as compared to the prior year periods, was due to lower offerings and sales of fashion goods during the three month and nine month periods ended March 31, 2001 as compared to the three month and nine month periods ended April 1, 2000; and inventory reduction efforts at our largest customer and a weak retail environment where many major accounts experienced comparative sales decreases over the prior year, especially in the three months ended March 31, 2001. The decrease in fashion offerings was in line with the Company's continuing strategy to shift the mix of its product to a heavier mix of core product and key items and a lower mix of fashion inventory. Inventory levels at Duck Head's largest account were approximately $1.0 million lower at March 31, 2001 as compared to the same time in the previous year. Duck Head product was carried in approximately the same number of doors at this account during the three-month and nine-month periods ended March 31, 2001 as in the three-month and nine-month periods ended April 1, 2000. Sales to close-out accounts were $0.9 million lower during the three months and $2.6 million lower in the nine months ended March 31, 2001 as compared to the three and nine month periods ended April 1, 2000 due to significantly lower levels of close-out inventory available to sell. Private label sales increased by $0.1 million and $1.3 million during the three and nine month periods ended March 31, 2001 as compared to the three and nine-month periods ended April 1, 2000.

         The increases in Duck Head retail store sales during both the three month and nine month periods ended March 31, 2001 as compared to the three and nine month periods ended April 1, 2000 resulted from more stores on the average being open, including temporary locations which are not included in the store count, in the three and nine month periods ended March 31, 2001 as compared to the three and nine month periods ended April 1, 2000, partially offset by comparable store sales decreases of 9.2% and 6.7% during the three and nine months ended March 31, 2001, respectively. During the three-month period ended March 31, 2001, Duck Head closed one store and did not open any. During the nine-month period ended March 31, 2001, Duck Head opened two stores and closed two stores, and at March 31, 2001 Duck Head operated 26 retail outlet stores. Duck Head believes that the number of stores currently open is an appropriate number given the geographic distribution of the "Duck Head" brand through its current wholesale channels. Duck Head's strategy continues to include closing poor performing stores, the investigation of new store openings in better outlet malls in the Southeastern and Southwestern United States, and the geographic expansion of retail stores to the extent that wholesale distribution expands outside the Southeastern and Southwestern United States.

         Gross Profit

         Consolidated gross profit and gross profit margin for the third quarter ended March 31, 2001 were $4.1 million and 39.0%, respectively, as compared to $4.6 million and 33.9%, respectively, for the third quarter ended April 1, 2000, a decrease in consolidated gross profit of 10.9%. Consolidated gross profit and gross profit margin for the nine months ended March 31, 2001 were $12.7 million and 38.4%, respectively, as compared to $13.6 million and 31.9%, respectively, for the nine months ended April 1, 2000, a decrease in consolidated gross profit of 6.6%.

         Gross profit was $3.0 million and gross profit margin was 38.5% on wholesale sales for the third quarter ended March 31, 2001, as compared to $3.5 million and 31.8%, respectively, for the third quarter ended April 1, 2000. Gross profit was $7.9 million and gross profit margin was 36.2% on wholesale sales for the nine months ended March 31, 2001, as compared to $8.9 million and 28.1%, respectively, for the nine months ended April 1, 2000. The increase in gross profit margin for both the three and nine month periods ended March 31, 2001 was primarily due to lower product cost, lower sales returns and allowances and sales of close-out inventory, which are sold at low gross profit margins, being a lower percentage of the total sales mix. Product costs were reduced due to better product sourcing arrangements with domestic fabric, offshore contractor and offshore package good vendors and more efficient use of leased offshore production capacity due to the completion of the downsizing of a manufacturing facility in the first quarter of fiscal year 2000. Gross profit decreased due to lower sales partially offset by the increase in gross profit margin.

         Gross profit was $1.1 million and gross profit margin was 40.7% on retail sales for the third quarter ended March 31, 2001 as compared to $1.1 million and 42.3%, respectively, for the third quarter ended April 1, 2000. Gross profit was $4.8 million and gross profit margin was 42.5% on retail sales for the nine months ended March 31, 2001 as compared to $4.7 million and 42.7%, respectively, for the nine months ended April 1, 2000. The decrease in gross profit margin in the third quarter ended March 31, 2001 was due to a more promotional retail environment during the second and third quarters of fiscal year 2001 as compared to the same quarters of fiscal year 2000 and due to higher sales through temporary locations where gross profit margins are usually lower than at outlet stores.

         Selling, General and Administrative Expenses

         During the third quarter ended March 31, 2001, consolidated selling, general and administrative expenses were $5.0 million, as compared to $5.4 million during the third quarter ended April 1, 2000 a decrease of 7.4%. During the nine months ended March 31, 2001, consolidated selling, general and administrative expenses were $15.0 million, as compared to $15.8 million during the nine months ended April 1, 2000, a decrease of 5.1 %. For the three months ended March 31, 2001, expenses in this category were 48.1% of net sales as compared to 39.7% of net sales for the three months ended April 1, 2000. For the nine months ended March 31, 2001, expenses in this category were 45.3% of net sales as compared to 37.0% of net sales for the nine months ended April 1, 2000.

         Wholesale selling, general and administrative expenses for the third quarter ended March 31, 2001 were 11.5% lower than during the third quarter ended April 1, 2000. Wholesale selling, general and administrative expenses for the nine months ended March 31, 2001 were 9.9% lower than during the nine months ended April 1, 2000. Reductions in marketing, product development and distribution expenses were experienced during both the three and nine-month periods ended March 31, 2001 as compared to the three and nine-month periods ended April 1, 2000. General and administrative expenses were higher in both the three and nine-month periods ended March 31, 2001 as compared to the three and nine-month periods ended April 1, 2000. The increase in general and administrative expenses in the three months ended March 31, 2001 as compared to the three months ended April 1, 2000 was primarily due to charges associated with staff reductions and the transitioning of the Chairman, President and Chief Executive position from Robert D. Rockey to William V. Roberti. During the three months ended March 31, 2001, the company reduced the salaried staff by 34 people. A charge of approximately $500,000 was recorded associated with this reduction. Both Mr. Rockey and Mr. Roberti were employed by the Company full time until Mr. Rockey's retirement in March of 2001. These staff reductions, which have caused a reduction in salary payroll of approximately $2.4 million annually, will result in a significant reduction of selling, general and administrative expenses going forward. The increase in general and administrative expenses for the nine months ended March 31, 2001 as compared to the nine months ended April 1, 2000 was primarily due to the factors that impacted the three months ended March 31, 2001 as compared to the three months ended April 1, 2000 and due to expenses associated with a proxy contest and expenses associated with the search for and hiring of a new President. William
V. Roberti was hired in October of 2000 as President and Chief Operating Officer. Mr. Roberti became Chairman and Chief Executive Officer in March of 2001 when Mr. Rockey retired.

         Retail selling, general and administrative expenses for the three-month period ended March 31, 2001 increased by $0.1 million as compared to the three-month period ended April 1, 2000 and by $0.3 million for the nine-month period ended March 31, 2001 as compared to the nine-month period ended April 1, 2000. The increases were primarily due to higher selling costs due to more stores being open on average during both the three and nine-month periods ended March 31, 2001 as compared to the three and nine month periods ended April 1, 2000, partially offset by lower home office costs. Based on the current number of stores, Duck Head expects this new level of retail selling, general and administrative expenses to continue.

         Operating Income/ Loss

         Consolidated operating loss for the third quarter ended March 31, 2001 was $0.5 million, as compared to $0.4 million operating loss for the third quarter ended April 1, 2000. Consolidated operating loss for the nine months ended March 31, 2001 was $0.8 million, as compared to $0.6 million operating loss for the nine months ended April 1, 2000.

         Wholesale operating loss for the three months ended March 31, 2001 was $34,000, as compared to operating losses of $11,000 for the three months ended April 1, 2000. Wholesale operating loss for both the nine months ended March 31, 2001 and the nine months ended April 1, 2000 was $0.8 million. Included in the wholesale operating loss for the three and nine months ended March 31, 2001 were $0.4 million and $1.4 million, respectively, of royalty income on license agreements as compared to $0.3 million and $1.1 million, respectively, in the three and nine month periods ended April 1, 2000. The nine months ended April 1, 2000 included a $0.4 million gain on an insurance settlement.

         Primarily as a result of the factors described above, retail operating loss for the three months ended March 31, 2001 was $0.5 million as compared to an operating loss of $0.4 million for the three months ended April 1, 2000. Primarily as a result of the factors described above, retail operating loss for the nine months ended March 31, 2001 was $48,000 as compared to operating income of $0.2 million for the nine months ended April 1, 2000.

         Net Interest Expense. For the third quarter ended March 31, 2001 net interest expense was $0.1 million, as compared to $2.1 million for the third quarter ended April 1, 2000. For the nine months ended March 31, 2001 net interest expense was $0.4 million, as compared to $6.3 million for the nine months ended April 1, 2000. In the latter part of the year ended July 1, 2000, pursuant to the Distribution Agreement to which the Company and Delta Woodside Industries, Inc. are parties related to the spin-off of the Company by Delta Woodside, the affiliated debt was contributed to equity or repaid and replaced with significantly lower levels of third party debt. This decreased the Company's interest expense.

         Taxes. The effective tax rate was (2.7)% expense on a pretax loss for the three months ended March 31, 2001 as compared to (1.1)% expense on a pretax loss for the three months ended April 1, 2000. The effective tax rate was (4.7)% expense on a pretax loss for the nine months ended March 31, 2001 as compared to (0.8)% expense on a pretax loss for the nine months ended April 1, 2000. The tax expense in all of these periods results from various state minimum alternative-taxing systems.

         Net Loss. Net loss for the third quarter ended March 31, 2001 was $0.6 million, as compared to a net loss of $2.5 million for the third quarter ended April 1, 2000. Net loss for the nine months ended March 31, 2001 was $1.2 million, as compared to a net loss of $7.0 million for the nine months ended April 1, 2000. The improvement was due to the interest expense reduction, partially offset by the operating loss increases, described above.

         Inventories. Inventories decreased to $12.2 million at March 31, 2001 from $17.8 million at July 1, 2000, a decrease of $5.6 million or 31.5%. The decrease in inventories reflects decreases in all categories of inventory. This decrease was due to Duck Head's inventory control strategy, which includes aggressive sales of close-out inventories and reductions in the production levels at Duck Head's own sewing facility.


Liquidity and capital resources

         At March 31, 2001, $4.9 million was outstanding under Duck Head's term loan at a weighted interest rate of 8.24%. At March 31, 2001, Duck Head did not have any loans outstanding under its revolving credit facility and had approximately $9.0 million of borrowings available.

         Duck Head's operating activities resulted in $2.6 million of cash provided during the nine months ended March 31, 2001 as compared to $1.8 million of cash provided during the nine months ended April 1, 2000. The cash provided during the first nine months of both fiscal year 2001 and fiscal year 2000 was primarily the result of reductions in inventories and accounts receivable partially offset by a reduction in current liabilities.

         Capital expenditures of $0.9 million were made during the nine months ended March 31, 2001, as compared to $1.0 million of capital expenditures during the nine months ended April 1, 2000. The expenditures in the nine months ended March 31, 2001 were primarily for fixtures for in-store shops and focal areas placed in major retailers and in Duck Head's own retail outlet stores, and hardware and software related to Duck Head's information technology programs.

Other Information

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

         The Company believes that it is not appropriate at this time to outline publicly all the steps the Company will be taking over the next several months based on the advice of KSA. In the immediate future, the Company will be looking for smaller, more cost-effective distribution and office facilities. The Company is currently marketing its current distribution and office facilities, which far exceed the Company's needs for the foreseeable future. The Company hopes to make future announcements of material developments as they occur, when in the best interest of the Company and its shareholders.

Item 3.    Quantitative and qualitative disclosures about market risk
-------    ----------------------------------------------------------

         Interest Rate Sensitivity

         Duck Head's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. An interest rate increase would have a negative impact on Duck Head to the extent that it has borrowings outstanding under either its term loan or its revolving line of credit. Based on the amount of Duck Head's indebtedness during the three months ended March 31, 2001, if the interest rate on this outstanding indebtedness had been increased by 1%, Duck Head's interest expense during the quarter would have been approximately $8,000 higher than the actual expense. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.


                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings*
-------  ------------------


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------


           The Rights issued pursuant to The Shareholder Rights Agreement dated January 27, 2000, as amended on November 9, 2000, by and between the Company and First Union National Bank, as rights agent (the "Rights Agreement") ceased to be exercisable after March 31, 2001. The Agreement and the Rights, as defined in the Rights Agreement, are commonly referred to as a "poison pill." Thus the Company's "poison pill" has effectively expired and is of no further force or effect.


Item 3.  Default upon Senior Securities*
-------  ------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders*
-------  ---------------------------------------------------

Item 5.  Other Information*
-------  -----------------

Item 6.  Exhibits and Report on Form 8-K
-------  -------------------------------

         (a)      Exhibits required by Item 601 of Regulation S-K

                  10.14 Severance Agreement and Release between Duck Head Apparel Company, Inc. and William B. Mattison; letter dated April 2, 2001 to William B. Mattison from the Company regarding proposed Severance Agreement and Release; letter dated April 2, 2001 from the Company to William B. Mattison regarding amendment of Incentive Stock Award Agreement dated August 1, 2000 and Stock Option Agreements dated July 31, 2000 and September 8, 2000.


* Items 1, 3, 4, and 5 are not applicable.

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




Date         Apirl 27, 2001                    /s/ K. Scott Grassmyer
      ---------------------------------        -------------------------
                                               K. Scott Grassmyer
                                               Senior Vice President, Chief
                                               Financial Officer, Secretary and
                                               Treasurer